Form 10-Q
period 2024-06-30
Certiplex Corp
filed 2024-08-16
CIK 1755347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-274531

Certiplex Corporation

(Exact name of registrant as specified in its charter)

———————

Montana	83-1632905
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

633 Rancho Santa Fe Rd, Suite 628

San Marcos, CA 92078

www.Certiplex.com

(Address of principal executive offices, including zip code)

(800) 456-6211

(Registrant’s telephone number)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at August 12, 2024
Common Stock, $0.001 par value per share	73,200,000

CERTIPLEX CORPORATION

TABLE OF CONTENTS

1

Unaudited Financial Statements

Certiplex Corporation

CERTIPLEX CORPORATION

BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$21,582	$22,871
Accounts Receivable	—	198
Loan Receivable	1,065	19,549
Total Current Assets	22,647	42,618

Fixed Assets
Vehicles, net	5,589	6,309
Total Fixed Assets	5,589	6,309
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$147,811	$168,502

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$97,150	$88,050
Accounts Payable and Accrued Liabilities	11,817	17,687
Note Payable, Current Portion	1,117	1,117
Total Current Liabilities	110,084	106,854
Note Payable, less current portion	49,583	49,583
Total Liabilities	159,667	156,437

Commitments and Contingencies (Note 3)

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(338,856)	(314,935)
Total Stockholders’ (Deficit) Equity	(11,856)	12,065
Total Liabilities and Stockholders’ (Deficit) Equity	$147,811	$168,502

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Revenue
Sales	$25,164	$42,748	$76,044	$58,963
Total Revenue	25,164	42,748	76,044	58,963

Cost of Sales	6,930	316	13,694	1,257

Gross Profit	18,234	42,432	62,350	57,706
Operating Expenses
Professional Fees	—	2,650	13,000	10,150
Advertising and Marketing	26,922	23,999	32,393	25,041
Depreciation and Amortization	360	170	720	170
Consulting	12,600	12,600	25,200	25,200
General and Administrative	3,146	4,982	13,209	13,043
Total Operating Expense	43,028	44,401	84,522	73,604
Operating Loss	(24,794)	(1,969)	(22,172)	(15,898)
Other Expense
Interest Expense	1,020	466	1,749	932
Loss before Income Tax	(25,814)	(2,435)	(23,921)	(16,830)
Provision for Income Tax	—	—	—	—
Net Loss	$(25,814)	$(2,435)	$(23,921)	$(16,830)

Basic and Diluted earnings per shares on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000	73,200,000	73,200,000

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2022	73,200,000	$73,200	$253,800	$(291,936)	$35,064
Net Loss	—	—	—	(14,397)	(14,397)
Balance March 31, 2023	73,200,000	$73,200	$253,800	$(306,333)	$20,667
Net Loss	—	—	—	(2,435)	(2,435)
Balance June 30, 2023	73,200,000	$73,200	$253,800	$(308,768)	$18,232

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2023	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Income	—	—	—	1,893	1,893
Balance March 31, 2024	73,200,000	$73,200	$253,800	$(313,042)	$13,958
Net Loss	—	—	—	(25,814)	(25,814)
Balance June 30, 2024	73,200,000	$73,200	$253,800	$(338,856)	$(11,856)

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Operating Activities
Net Loss	$(23,921)	$(16,830)
Adjustments to Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and Amortization	720	170
Changes in Operating Assets and Liabilities
Accounts Receivable	—	2,480
Accrued Compensation	9,100	2,100
Accounts Payable and Accrued Liabilities	(5,674)	(4,515)
Net Cash from Operating Activities	(19,775)	(16,595)

Investing Activities
Loan Receivable	18,486	16,485
Purchase of Automobile	—	(7,200)
Net Cash from Investing Activities	18,486	9,285

Net Change in Cash	(1,289)	(7,310)

Cash at Beginning of Period	22,871	18,131

Cash at End of Period	$21,582	$10,821

Supplemental Cash Flow Information
Cash Paid for Interest	$1,769	$749
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

Certiplex Corporation

Notes To the Unaudited Financial Statements

June 30, 2024

 Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Certiplex Corporation (“Certiplex”or the “Company”) was incorporated under the laws of the State of Montana, on August 7, 2018. Certiplex is a full-service multi-media Company with an operational approach focusing on:

1) Business Ready Opportunities through its ready to sell Business modules.

2) Website and mobile app technology integration design and development.

3) SEO (Search Engine Optimization) and Social Media Integration.

4) Online video and photography content development and distribution.

On June 10, 2021, Certiplex acquired the licensing right to the Pro Sun Lighting system for both residential and commercial use. The Company’s intent is to market the lighting system through its online and social media sources.

Basis Of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2024 and 2023. Interim results are not necessarily indicative of full year performance.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

Fixed Assets

The Company values its investment in property, equipment, and vehicles at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method, over the estimated useful lives of the assets, which is five years for vehicles. For the three months ended June 30, 2024 and 2023, depreciation expense totaled $360 and $170, respectively

Licensing Rights

Under Accounting Standards Codification (“ASC”) 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. The intangible assets are related to the acquisition of the licensing rights for the Pro Sun Lighting System, which was initially being amortized to expense over the licensing rights estimated useful life or period of benefit which is estimated to be 10 years using straight-line method; annual amortization will be approximately $9,700 per year. On September 7, 2021 the agreement was amended and the term of the agreement was changed from 10 years to indefinitely; therefore, at that time, no further amortization was applied.

As of June 30, 2024 and December 31, 2023, the Company had licensing rights of $97,000 and accumulated amortization of $2,425. On July 12, 2022, the Company acquired non-exclusive distribution rights with an indefinite term from Tradewinds Universal for its Protein Bar for $25,000.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, ("Revenue from contracts with customers," Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

i.	Identification of the promised goods in the contract;
ii.	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
iii.	Measurement of the transaction price, including the constraint of variable consideration;
iv.	Allocation of the transaction price of the performance obligations; and
v.	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company's main revenue stream is from product sales and has no performance obligations for which they serve as agent. The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time. Payments are due on demand. The Company does not offer any warranty on its products; however, customers do receive a manufacturer' s warranty.

The Company also has revenue from licensing agreements. The Company licenses its intellectual property (“IP") to outside parties and determines if the license of IP is a distinct (separate) performance obligation in accordance with Topic 606. If the license is determined not to be distinct, the license is combined with the other goods or services and the combined performance obligation is accounted for using the general revenue recognition model outlined above. If the license is determined to be distinct, the Company analyzes whether the license is functional or symbolic to assess the timing of revenue recognition. The licensing of IP by the Company was determined to be a distinct performance obligation of symbolic IP, which provides a right to access IP. Topic 606 states that revenue from licenses of IP deemed to provide a right to use IP will be recognized at a point in time when control is transferred.

In accordance with Topic 606, the Company analyzes the following determining when to recognize licensing revenue:

i.	Whether the transaction represents a sale or licensing of intellectual property (IP),
ii.	Whether the IP is a distinct performance obligation,
iii.	The nature of the license - functional or symbolic; and
iv.	The timing of recognition based on the nature of the license.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company' s performance obligations are transferred to customers at a point in time, typically upon delivery.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these instruments.

Income Taxes

In accordance With ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in Income in the period that includes the enactment date.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset in the future tax consequences. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Company has adopted the provisions set forth in ASC Topic 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of June 30, 2024 and December 31, 2023. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at June 30, 2024 and December 31, 2023.

Earnings Per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share.

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for the six months ended June 30, 2024 and 2023.
9

Advertising Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company had $32,393 and $25,041 in advertising expenses for the six months ended June 30, 2024 and 2023, respectively. The Company had $26,922 and $23,999 in advertising expenses for the three months ended June 30, 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024 that are of significance or potential significance to the Company.

Note 2 – Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit $338,856 and $314,935, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts for amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Commitments and Contingencies

The Company has a consulting agreement with its President, whereby the Company pays a monthly fee of $4,200. As of June 30, 2024 and December 31, 2023, $97,150 and $88,050 has been accrued, respectively, related to the consulting agreement, which is included within accrued compensation on the balance sheets. The total consulting expenses were $26,922 and $23,999 for the three months ended June 30, 2024 and 2023, respectively. The transaction and amounts are not necessarily what third parties would agree to.

Note 4 – Related Party Transactions

The Company has a consulting agreement with its President, whereby the Company pays a monthly fee of $4,200. As of June 30, 2024 and December 31, 2023, $97,150 and $88,050 has been accrued, respectively, related to the consulting agreement, which is included within accrued compensation on the balance sheets. For the three month periods ended June 30, 2024 and 2023, the Company has expensed $16,400 and $12,600, respectively, related to the consulting agreement, of which $3,800 and $0, respectively, is recorded within cost of sales and $12,600 is recorded within consulting expenses on the statements of operations. For the six month periods ended June 30, 2024 and 2023, the Company has expensed $32,150 and $25,200, respectively, related to the consulting agreement, of which $6,950 and $0, respectively, is recorded within cost of sales and $25,200 is recorded within consulting expenses on the statements of operations.

Note 5 – Loan Receivable

The Company made an unsecured loan to one of its customers in the amount of $34,940 on October 11, 2022 with a 10% interest rate due and payable on October 11, 2023. As of June 30, 2024 and December 31, 2023 the total with interest was $1,064 and $19,549, respectively. The Company agreed to a eight-month extension of the loan from the year end December 31, 2023.

Note 6 – Notes Payable

The Company entered into an SBA loan during 2020 with a principal amount of $50,700. The note bears interest at a rate of 3.75% per annum. The SBA announced extended deferment periods for all COVID-19 and other disaster loans until 2022. As such, repayment of the Company’s SBA loan did not begin until November 2022. Subsequently interest only payments have been made per the loan agreement. The loan is secured by the assets of the Company.

Loan Maturity:

For the Year	Loan Maturity Amount
2024	$1,117
2025	1,011
2026	1,050
2027	1,090
2028	1,298
Thereafter	44,848
Total	$50,700

Note 7 – Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities due to accumulated net losses.

The Company's net loss before income taxes totaled $22,172 and $14,641 for the six months ended June 30, 2024 and 2023, respectively.

The components of the Company's deferred tax asset and the reconciliation of income taxes, computed at the combined statutory federal rate of 21% and the Montana state tax rate of 6.75%, to the recorded income tax amount as of June 30, 2024, and December 31, 2023, are as follows:

	2024	2023
Net operating loss carry forward	$338,856	$314,935
Effective tax rate	21%	21%
Effective state tax rate	6.75%	6.75%
Deferred tax asset	94,033	87,394
Less valuation allowance	(94,033)	(87,394)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the Company's ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. The change in the valuation allowance during the six month periods ended June 30, 2024 and year ended December 31, 2023 were $6,639 and $4,830, respectively.

The future utilization of the Company's federal net operating loss and tax credit carry forwards to offset future taxable income, which begin to expire in 2038, may be subject to an annual limitation, pursuant to Internal Revenue Code sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Tax years 2018 forward are subject to examination by major taxing authorities.

Note 8– Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2024 to the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's S-1 Registration Statement. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part I, Item 1A, of the Company's Annual Report on Form 10-K under the heading "Risk Factors."

GENERAL

Overview

 We are a full-service multi-media Company with a multi-operational approach focusing on Business Ready Opportunities through our ready to sell Business modules, Website and mobile app technology integration design and development, SEO (Search Engine Optimization) and Social Media Integration, and online video and photography content development and distribution. In addition, the company owns the licensing rights to the Pro Sun Lighting system for residential and commercial use, which we market to distributors. Websites are a unique mix of textual content, photos, sometimes video, and often apps, which are designed as plug-ins to websites or for mobile devices, aiding in the conveyance of a website's message, whether it be business related or personal. We offer products and solutions to help our customers stand out in the ever-changing internet environment. We have been capitalized through cash flows from operations and the proceeds from a Private Placement offering.

For the six months ended June 30, 2024, we had gross revenues of $76,044 of which $50,680 was derived primarily from multi-media work (website design and SEO). For the six months ended June 30, 2024, we had total operating expenses of $99,965 and a net loss of $23,921.

For the year ended, December 31, 2023, we had gross revenues of $132,974 of which $102,974 was derived primarily from multi-media work (website design and SEO) and marketing revenue of $30,000. For the year ended December 31, 2023, we had total expenses of $139,295 and a net loss of $23,000.

Our plans are to continue to market our services for the integration of video with website design, SEO services, Business module sales, and the sale of licensing rights to the Pro Sun Lighting system. We may also seek equity financing in the future. At this time, we have no arrangements for any funding source. In addition, we are seeking potential acquisitions that fit within our business model. At this time, we have not entered into any agreements with any entities.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue consists substantially of fees earned from our services for the integration of video with website design, SEO services, Business module sales, and the sale of licensing rights to the Pro Sun Lighting system. We recognize revenue from a sale of services or licensing arrangement when all of the following conditions are met: non-refundable payment for licensing rights per a contract or; persuasive evidence of a sale or licensing arrangement with a customer exists; the licensing rights, in accordance with the terms of the agreement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun, and the customer can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. We recognize revenue from website sales, the integration of video with website design, SEO services, Business module sales, and the sale of licensing rights to the Pro sun Lighting system when the following criteria are met: persuasive evidence of an arrangement exists, a non-refundable contract, the delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured upon invoicing for work.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Results of Operations

For the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

For the six months ended June 30, 2024

For the six months ended, June 30, 2024, we had gross revenues of $76,044 which was derived primarily from multi-media work (website design and SEO). The increase in revenues was primarily due to website sales and design. For the six months ended June 30, 2024, we had total expenses of $99,965 consisting of cost of goods sold of $13,694, advertising and marketing of $32,393, depreciation and amortization expense of $720, professional fees of $13,000, consulting fees of $25,200 interest expense of $1,749, and general and administrative expense of $13,209 resulting in a net loss of $23,921. Our operating expenses increased due to the costs associated with our Registration Statement and an increase in our business.

For the six months ended June 30, 2023

For the six months ended, June 30, 2023, we had gross revenues of $58,963 which was derived primarily from multi-media work (website design and SEO). For the six months ended June 30, 2023, we had total expenses of $75,793 consisting of cost of goods sold of $1,257, advertising and marketing of $25,041, depreciation and amortization expense of $170, professional fees of $10,150, consulting fees of $25,200 interest expense of $932, and general and administrative expense of $13,043 resulting in a net loss of $15,573.

For the three months ended June 30, 2024

For the three months ended June 30, 2024, we had gross revenues of $25,164 which was derived primarily from multi-media work (website design and SEO). For the three months ended June 30, 2024, we had total expenses of $50,978 consisting of cost of goods sold of $6,930, advertising and marketing of $26,922, depreciation and amortization expense of $360, consulting fees of $12,600, interest expense of $1,020, and general and administrative expense of $3,146 resulting in a net loss of $25,814. Our operating expenses increased due to the costs associated with our Registration Statement and an increase in our business.

For the three months ended June 30, 2023

For the three months ended June 30, 2023, we had gross revenues of $42,748 which was derived primarily from multi-media work (website design and SEO). For the three months ended June 30, 2023, we had total expenses of $45,183 consisting of cost of goods sold of $316, advertising and marketing of $23,999, depreciation and amortization expense of $170, professional fees of $2,650, consulting fees of $12,600 interest expense of $466, and general and administrative expense of $4,982 resulting in a net loss of $1,584.

Liquidity and Capital Resources

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

During the six months ended June 30, 2024 we used $(19,775) from cash in operating activities compared to $(19,075) used in cash from operating activities during the six months ended June 30, 2023.

For the six months ended June 30, 2024, we had $18,486 from investing activities which was the result of the repayment of a loan, compared to $9,285 from investing activities during six months ended June 30, 2023.

The Company has insufficient cash resources available to fund its primary operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit $338,856 and $314,935, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts for amounts and classification of liabilities that might result from this uncertainty.

If we do not receive any additional revenue or receive additional funding we would not have the ability to implement our business plan. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Plan of Operation

We plan to continue to market sale of website design, multi-media services, focusing on the integration of video with website design, SEO services, business modules and the licensing rights to the Pro sun Lighting system. We may also seek equity financing in the future. Currently, we have no arrangements for any funding source. In addition, we are seeking potential acquisitions that fit within our business model. Currently, we have not entered into any agreements with any entities.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to marketing website design, multimedia services, SEO services, business modules and the sale of licensing rights to the Pro sun Lighting system.

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center to develop an interest in our products within the next fiscal year. Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources, and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	The ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost-effective manner; and;

•	The ability to establish, maintain and eventually grow market share in a competitive environment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the six months period ended June 30, 2024 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the six months ended June 30, 2024.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six months ended June 30, 2024.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number	Exhibit
31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data files

** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: August 16, 2024	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer