Form 10-Q
period 2024-09-30
Certiplex Corp
filed 2024-11-21
CIK 1755347

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-274531

Certiplex Corporation

(Exact name of registrant as specified in its charter)

———————

Montana	7812	83-1632905
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

633 Rancho Santa Fe Rd, Suite 628

San Marcos, CA 92078

www.Certiplex.com

(Address of principal executive offices, including zip code)

(800) 456-6211

(Registrant’s telephone number)

———————

(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at November 14, 2024
Common Stock, $0.001 par value per share	73,200,000

CERTIPLEX CORPORATION

TABLE OF CONTENTS

1

Unaudited Financial Statements

Certiplex Corporation

2

CERTIPLEX CORPORATION

BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$10,033	$22,871
Accounts Receivable	—	198
Loan Receivable	1,065	19,549
Total Current Assets	11,098	42,618

Fixed Assets
Vehicles, net	5,229	6,309
Total Fixed Assets	5,229	6,309
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$135,902	$168,502

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$106,600	$88,050
Accounts Payable and Accrued Liabilities	10,170	17,687
Note Payable, Current Portion	1,117	1,117
Total Current Liabilities	117,887	106,854
Note Payable, less current portion	49,700	49,583
Total Liabilities	167,587	156,437

Commitments and Contingencies (Note 3)

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(358,685)	(314,935)
Total Stockholders’ (Deficit) Equity	(31,685)	12,065
Total Liabilities and Stockholders’ (Deficit) Equity	$135,902	$168,502

See accompanying Notes to the Unaudited Financial Statements

3

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Revenue
Licensing Rights	$—	$—	$—	$30,000
Sales	17,779	26,752	93,824	55,715
Total Revenue	17,779	26,752	93,824	85,715

Cost of Sales	4,636	113	18,330	1,331

Gross Profit	13,143	26,639	75,494	84,384
Operating Expenses
Professional Fees	4,500	775	17,500	10,925
Advertising and Marketing	53	6,377	32,446	25,900
Depreciation and Amortization	360	120	1,080	290
Consulting	8,400	12,600	33,600	37,800
General and Administrative	19,193	8,800	33,200	27,474
Total Operating Expense	32,506	28,672	117,846	102,389
Operating Loss	(19,363)	(2,033)	(42,352)	(18,005)
Other Expense
Interest Expense	466	466	1,398	1,398
Loss before Income Tax	(19,829)	(2,499)	(43,750)	(19,403)
Provision for Income Tax	—	—	—	—
Net Loss	$(19,829)	$(2,499)	$(43,750)	$(19,403)

Basic and Diluted earnings per shares on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000	73,200,000	73,200,000

See accompanying Notes to the Unaudited Financial Statements

4

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2022	73,200,000	$73,200	$253,800	$(291,936)	$35,064
Net Loss	—	—	—	(11,534)	(11,534)
Balance March 31, 2023	73,200,000	$73,200	$253,800	$(303,470)	$23,530
Net Loss	—	—	—	(5,369)	(5,369)
Balance June 30, 2023	73,200,000	$73,200	$253,800	$(308,839)	$18,161
Net Loss	—	—	—	(2,499)	(2,499)
Balance September 30, 2023	73,200,000	$73,200	$253,800	$(311,338)	$15,662

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2023	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Income	—	—	—	1,893	1,893
Balance March 31, 2024	73,200,000	$73,200	$253,800	$(313,042)	$13,958
Net Loss	—	—	—	(25,814)	(25,814)
Balance June 30, 2024	73,200,000	$73,200	$253,800	$(338,856)	$(11,856)
Net Loss	—	—	—	(19,829)	(19,829)
Balance September 30, 2024	73,200,000	$73,200	$253,800	$358,685	$31,685

See accompanying Notes to the Unaudited Financial Statements

5

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Operating Activities
Net Loss	$(43,750)	$(19,403)
Adjustments to Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and Amortization	1,080	290
Changes in Operating Assets and Liabilities
Accounts Receivable	198	(24)
Loan Receivable	18,484	16,560
Accrued Compensation	18,550	12,600
Accounts Payable and Accrued Liabilities	(7,400)	(6,196)
Net Cash from Operating Activities	(12,838)	3,827

Investing Activities
Purchase of Fixed Asset	—	(7,200)
Net Cash from Investing Activities	—	(7,200)

Net Cash from Financing Activities
Payments on Note Payable	—	(549)

Net Change in Cash	(12,838)	(3,922)

Cash at Beginning of Period	22,871	18,131

Cash at End of Period	$10,033	$14,209

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$1,398
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

6

Certiplex Corporation

Notes To the Unaudited Financial Statements

September 30, 2024

 Note 1 - Summary of Significant Accounting Policies

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

3) SEO (Search Engine Optimization) and Social Media Integration.

3) Online video and photography content development and distribution.

On September 10, 2021, Certiplex acquired the licensing right to the Pro Sun Lighting system for both residential and commercial use. The Company’s intent is to market the lighting system through its online and social media sources.

Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2024 and 2023. Interim results are not necessarily indicative of full year performance.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Fixed Assets

The Company values its investment in property, equipment, and vehicles at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method, over the estimated useful lives of the assets, which is five years for vehicles. For the three months and nine months ended September 30, 2024 and 2024, depreciation expense totaled $360 and $1,080, respectively

Licensing Rights

Under Accounting Standards Codification (“ASC”) 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. The intangible assets are related to the acquisition of the licensing rights for the Pro Sun Lighting System, which was initially being amortized to expense over the licensing rights estimated useful life or period of benefit which is estimated to be 10 years using the straight-line method. On September 7, 2021, the agreement was amended and the term of the agreement was changed from 10 years to indefinitely; therefore, at that time, no further amortization was applied.

As of September 30, 2024 and December 31, 2023, the Company had licensing rights of $97,000 and accumulated amortization of $2,425. On July 12, 2022, the Company acquired non-exclusive distribution rights with an indefinite term from Tradewinds Universal for its Protein Bar for $25,000.
7

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update ("ASU") 2014-09, ("Revenue from contracts with customers," Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

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

The Company's main revenue stream is from product sales and has no performance obligations for which they serve as agent. The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time. Payments are due on demand. The Company does not offer any warranty on its products; however, customers do receive a manufacturer’s warranty.

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
8

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of September 30, 2024 and December 31, 2023. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at September 30, 2024 and December 31, 2023.

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

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for the nine months ended September 30, 2024 and 2023.

Advertising Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company had $32,446 and $25,900 in advertising expenses for the nine months ended September 30, 2024 and 2023, respectively. The Company had $53 and $6,377 in advertising expenses for the three months ended September 30, 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2024 that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit $358,685 and $314,935, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Commitments and Contingencies

The Company has a consulting agreement with its President, whereby the Company pays a monthly fee of $4,200. As of September 30, 2024 and December 31, 2023, $106,600 and $88,050 has been accrued, respectively, related to the consulting agreement, which is included within accrued compensation on the balance sheets. For the three month periods ended September 30, 2024 and 2023, the Company has expensed $8,400 and $12,600, respectively, related to the consulting agreement.

Note 4– Related Party

The Company has a consulting agreement with its President, under which the Company pays a monthly fee of $4,200. As of September 30, 2024 and December 31, 2023, the Company had accrued $106,600 and $88,050, respectively, related to this consulting agreement. These amounts are included in accrued compensation on the balance sheets.

For the three-month periods ended September 30, 2024 and 2023, the Company expensed $8,400 and $12,600, respectively, related to the consulting agreement with our President.

For the nine-month periods ended September 30, 2024 and 2023, the Company expensed $33,600 and $37,800, respectively, related to the consulting agreement.

The above transactions and amounts are not necessarily what third parties would agree to.
10

Note 5– Loan Receivable

The Company made an unsecured loan to one of its customers in the amount of $34,940 on October 11, 2022, with a 10% interest rate due and payable on October 11, 2023. As of September 30, 2024 and December 31, 2023, the total with interest was $1,065 and $19,549, respectively. The Company agreed to an eight-month extension of the loan from the year end December 31, 2023.

Note 6– Notes Payable

The Company entered into an SBA loan during 2020 with a principal amount of $49,700. The note bears interest at a rate of 3.75% per annum. The SBA announced extended deferment periods for all COVID-19 and other disaster loans until 2022. As such, repayment of the Company’s SBA loan did not begin until November 2022. Subsequently interest only payments have been made per the loan agreement. The loan is secured by the assets of the Company.

Loan Maturity:

For the Year	Loan Maturity Amount
2024	$1,117
2025	1,011
2026	1,050
2027	1,090
2028	1,298
Thereafter	45,251
Total	$50,817

Note 7- Income Taxes

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

The Company's net loss before income taxes totaled $43,750 and $19,403 for the nine months ended September 30, 2024 and 2023, respectively.

The components of the Company's deferred tax asset and the reconciliation of income taxes, computed at the combined statutory federal rate of 21% and the Montana state tax rate of 6.75%, to the recorded income tax amount as of September 30, 2024 and December 31, 2023, are as follows:

	2024	2023
Net operating loss carry forward	$358,685	$314,935
Effective tax rate	21%	21%
Effective state tax rate	6.75%	6.75%
Deferred tax asset	99,535	87,394
Less valuation allowance	(99,535)	(87,394)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the Company's ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. The change in the valuation allowance during the nine month periods ended September 30, 2024 and year ended December31, 2023 were $6,746 and $13,385, respectively.

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

Note 8– Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2024 to the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

GENERAL

Overview

We are a full-service multi-media Company with a multi-operational approach focusing on Business Ready Opportunities through our ready to sell Business modules, Website and mobile app technology integration design and development, SEO (Search Engine Optimization) and Social Media Integration, and online video and photography content development and distribution. In addition, the company owns the licensing rights to the Pro Sun Lighting system for residential and commercial use, which we market to distributors. Websites are a unique mix of textual content, photos, sometimes video, and often apps, which are designed as plug-ins to websites or for mobile devices, aiding in the conveyance of a website's message, whether it be business-related or personal. We offer products and solutions to help our customers stand out in the ever-changing internet environment. We have been capitalized through cash flows from operations and the proceeds from a Private Placement offering.

For the nine months ended September 30, 2024, we had gross revenues of $93,824 of which $47,897 was derived primarily from multi-media work (website design and SEO). For the nine months ended September 30, 2024, we had total operating expenses of $117,846 and a net loss of $43,750.

For the year ended, December 31, 2023, we had gross revenues of $132,974 of which $102,974 was derived primarily from multi-media work (website design and SEO) and marketing revenue of $30,000. For the year ended December 31, 2023, we had total expenses of $142,211 and a net loss of $23,000.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2024, Compared to the Three and Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024

For the nine months ended September 30, 2024, we generated gross revenues of $93,824, primarily from multimedia services, including website design and SEO. The revenue growth was largely driven by increased website sales and design activities. During the same period, our cost of goods sold amounted to $18,330.

Total expenses for the nine-month period was $117,846, including advertising and marketing costs of $32,446, depreciation and amortization expenses of $1,080, professional fees of $17,500, consulting fees of $33,600, interest expenses of $1,398, and general and administrative expenses totaling $33,220. These expenses resulted in a net loss of $43,750.

The increase in operating expenses was primarily due to costs associated with our Registration Statement and the overall expansion of our business activities.

For the nine months ended September 30, 2023

For the nine months ending September 30, 2023, we had gross revenues of $85,715, derived primarily from multi-media work (website design and SEO). During the same period, our cost of goods sold amounted to $1,331.

For the nine months ended September 30, 2023, we had total expenses of $102,389, advertising and marketing of $25,900, depreciation and amortization expense of $290, professional fees of $10,925, consulting fees of $37,800 interest expense of $1,398 and general and administrative expense of $27,474 resulting in a net loss of $19,403.

For the three months ended September 30, 2024

For the three months ending September 30, 2024, we had gross revenues of $17,779 derived primarily from multi-media work (website design and SEO). Our revenue declined compared to the previous year due to the inherently unpredictable nature of our business. During the same period, our cost of goods sold amounted to $4,636.

For the three months ended September 30, 2024, we had total expenses of $32,506, advertising and marketing of $53, depreciation and amortization expense of $360, consulting fees of $8,400, interest expense of $466, and general and administrative expense of $19,193, resulting in a net loss of $19,829. Our operating expenses increased due to the costs associated with our Registration Statement and an increase in our business.

For the three months ended September 30, 2023

For the three months ending September 30, 2023, we had gross revenues of $26,752 derived primarily from multi-media work (website design and SEO). During the same period, our cost of goods sold amounted to $113.

For the three months ended September 30, 2023, we had total expenses of $28,672, advertising and marketing of $6,377, depreciation and amortization expense of $120, professional fees of $775, consulting fees of $12,600 interest expense of $466, and general and administrative expense of $8,800 resulting in a net loss of $703.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

We had $3,827 cash from operating activities during the nine months ended September 30, 2023 as compared to using $12,838 for the nine months ended September 30, 2024. The difference was due to a greater operating loss of $43,750 in the nine months ended September 30, 2024 as compares to a loss of $19,403 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, we had $0 from investing activities, which was the result of payments received for a loan, compared to $7,200 from investing activities during the nine months ended September 30, 2023.

The Company has insufficient cash resources available to fund its primary operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $358,685 and $314,935, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain sufficient capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the nine months period ended September 30, 2024, and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued or sold during the nine months that ended September 30, 2024.

Item 3. Defaults upon Senior Securities

No senior securities were issued or outstanding during the nine months ended September 30, 2024.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 21, 2024	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer