Form 10-K
period 2024-12-31
Certiplex Corp
filed 2025-03-31
CIK 1755347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Certiplex Corporation

(Exact name of registrant as specified in its charter)

———————

Montana	000-56698	83-1632905
(State or other jurisdiction of	Commission File Number	(I.R.S. Employer
incorporation or organization)		Identification No.)

633 Rancho Santa Fe Rd, Suite 628

San Marcos, CA 92078

www.Certiplex.com

(Address of principal executive offices, including zip code)

(800) 456-6211

(Registrant’s telephone number)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 28,200,000 shares of common stock held by non-affiliates of the issuer on such date was $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of March 14, 2025, the Company is not yet trading on any exchanges. The registrant had 73,200,000 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Certiplex”, or “the Company,” or “we,” or “us,” and “our” refer to Certiplex Corporation. Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties as part of your evaluation of an investment in our securities.

-	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

-	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

-	The COVID-19 outbreak caused disruptions in our development operations, which have resulted in delays in existing projects and may have additional negative impacts on our operations.

-	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

-	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

-	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

-	We depend upon key personnel and need additional personnel.

-	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

-	There is currently no public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

-	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

-	Because we plan to be quoted on the OTC QB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

-	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

-	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

-	Shares eligible for future sale may adversely affect the market for our Common Stock.

-	You may experience future dilution as a result of future equity offerings.

-	Our charter documents and Wyoming law may inhibit a takeover that stockholders consider favorable.

-	There are limitations on director/officer liability.

-	Penny stock regulations may impose certain restrictions on marketability of our securities.

-	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

Item 1. Description of Business

Overview

The Company was incorporated in the State of Montana on August 7, 2018, and has been capitalized by the Assets contributed by shareholders through a Private Offering as well as the revenues from operations.

We are a full-service multi-media Company with a multi operational approach focusing on;

1) Business Ready Opportunities through our ready to sell Business modules.

2) Website and mobile app technology integration design and development.

3) SEO (Search Engine Optimization) and Social Media Integration.

4) Online video and photography content development and distribution

In addition, the Company owns the licensing rights to the Pro Sun Lighting system for both residential and commercial use which we market to distributors.

Website and Mobile App Technology Integration, Design, and Development

Website and mobile application development involves the integration of various digital components, including textual content, images, videos, and software applications, to enhance functionality and user experience. Websites often incorporate third-party applications (plug-ins) or custom-developed features designed for both desktop and mobile platforms. Our company provides technology solutions that enable businesses to optimize their online presence in response to evolving internet trends and user expectations.

Multimedia content, particularly video and photography, plays a critical role in digital engagement and marketing strategies. We assist clients with the integration of video and photographic content into their websites and mobile applications to enhance user interaction and brand visibility. Our services encompass the development, deployment, and optimization of multimedia content within digital platforms to ensure a seamless and visually engaging experience for end users.

With the proliferation of smartphones as a primary medium for internet access, mobile optimization has become a crucial component of web development. We assist clients in implementing responsive web design technologies that adapt their websites for optimal performance across mobile devices. Additionally, we support the integration of third-party applications designed to enhance website functionality, user interaction, and overall mobile compatibility.

Our suite of digital content services—including video production, photography, mobile application development, and website design—can operate as standalone offerings or as integrated solutions. Clients may engage us for individual services, such as multimedia content creation, or for end-to-end implementation, where we oversee both content development and its integration into web and mobile platforms. By aligning technological innovation with digital content strategies, we enable businesses to enhance their online presence and improve customer engagement.

 Our Content services include:

•	video shoots

•	photography

•	photo shoots

•	video and photography editing

•	website and/or mobile device app integration of video or photography content

•	voiceover

•	Ad copywriting.

Video and Photography Content Development

We recognize that visual media, such as video and photography, enhances communication effectiveness by conveying information more dynamically and compellingly than plain text. Producing high-quality video content requires specialized expertise that is distinct from traditional text-based content creation. As businesses increasingly demand professional visual content to engage their audiences, the need for advanced video and photography production continues to grow.

Our company offers comprehensive video and photography content development services, utilizing original content creation and industry expertise to deliver high-quality multimedia solutions at competitive rates. These services encompass professional video production, photography, and the integration of visual media into websites, mobile applications, and social media platforms.

Along with content creation, we provide scriptwriting services for video productions as an add-on, allowing clients to craft structured and effective messaging for their visual content. Additionally, we employ advanced filming techniques, including 4K drone footage, for unique projects that require aerial perspectives. Traditionally, obtaining such vantage points necessitated expensive helicopter-based filming; however, drone technology now offers a cost-effective alternative, boosting the production value of video content.

Acquisition of Footage

We identify opportunities in acquiring and monetizing stock footage, both for internal use and resale. Our company often acquires high-quality video and photographic content from third-party sources to enhance client projects. These assets can be integrated into digital marketing campaigns, websites, and social media initiatives, allowing businesses to improve their visual presence without the necessity of custom production.

By merging innovative video and photography solutions with cutting-edge technology and strategic content distribution, we assist businesses in enhancing their digital engagement and brand positioning.

Search Engine Optimization (SEO) Overview

Search Engine Optimization (“SEO”) refers to the process of enhancing a website’s visibility in search engine results to improve organic traffic from search engines such as Google and Bing. SEO involves optimizing website content and technical attributes to align with search engine algorithms, which assess relevance and authority based on numerous ranking factors. Higher visibility in search results increases the likelihood of attracting potential and existing customers.

Search engines use automated web crawlers, known as "bots,” to systematically scan and index web pages. The indexed pages are then analyzed by proprietary search algorithms that assess various ranking signals to establish the order in which results are shown in response to a user query. These algorithms are designed to prioritize authoritative and relevant content, providing a streamlined search experience for users.

SEO is distinct from paid search advertising because companies cannot simply pay to gain higher organic rankings. Instead, optimization efforts should concentrate on enhancing site architecture, content relevance, user experience, and technical aspects such as page speed and mobile-friendliness. As search engine algorithms change, SEO professionals must continuously adjust their strategies to sustain and improve rankings.

SEO is crucial for digital marketing strategies because search engines are a primary source of online traffic. As users perform trillions of searches each year—many with commercial intent—strong rankings in search engines can generate significant business value. Having greater visibility in search results compared to competitors can greatly influence revenue growth and customer acquisition.

Notably, search engines are increasingly integrating direct answers and informational snippets into results pages, potentially reducing the amount of traffic directed to external websites. Consequently, companies must optimize their digital presence comprehensively, incorporating SEO strategies across content marketing, paid search, social media, and other online channels. A well-executed SEO strategy enhances overall digital marketing effectiveness and aligns with broader business objectives.

Social Media Strategy and Integration

Social media has evolved from a platform for personal interaction into a crucial marketing channel used by businesses across various industries. The strategic use of social media allows companies to increase brand visibility, engage with customers, and foster business growth. As consumer engagement progressively moves to digital platforms, having an effective social media presence is essential for companies aiming to establish and maintain a competitive edge.

Key benefits of social media marketing include:

  Brand Awareness and Visibility – Social media platforms provide businesses with opportunities to reach and engage target audiences, expanding brand recognition.
  Customer Engagement and Support – Companies can leverage social media as a direct communication channel to provide responsive customer service and build stronger relationships with consumers.
  Lead Generation and Conversion Optimization – Social media facilitates cost-effective lead generation by enabling businesses to target and engage potential customers through organic and paid strategies.
  Data-Driven Consumer Insights – Social media analytics allow companies to monitor customer behavior, preferences, and trends, informing future marketing and product development strategies.
  Website Traffic and Search Engine Optimization (SEO) Enhancement – A strong social media presence can drive traffic to a company’s website and contribute to improved search engine rankings, supporting broader digital marketing efforts.

Social Media Campaigns and Platform Utilization

Businesses deploy targeted social media campaigns across multiple platforms to maximize audience reach and engagement. The selection of platforms depends on business objectives, target demographics, and content strategies. Some of the most widely utilized social media platforms include:

  Facebook/Meta – A leading platform for business marketing, customer interaction, and paid advertising.
  Instagram – A visual-centric platform ideal for brand storytelling, influencer collaborations, and e-commerce integration.
  Twitter/X – A real-time engagement and customer communication tool commonly used for brand updates and customer service.
  YouTube – A long-form video content platform for brand storytelling, tutorials, and advertisements.
  Vimeo – A premium video-sharing platform often used for high-quality corporate content and creative portfolios.
  Vero – A growing social media platform with an emphasis on organic content sharing.
  TikTok – A short-form video platform with high engagement potential, particularly among younger demographics.

Given the evolving nature of digital marketing, our company provides businesses with tailored social media strategies, content development, and campaign management services. By integrating social media initiatives with broader digital marketing strategies, we enable businesses to optimize their online presence and customer engagement.

Use of AI

We use AI to enhance efficiency, decision-making, and customer experiences across various business operations. AI-driven analytics help us identify trends, optimize marketing strategies, and improve financial forecasting. Automation streamlines repetitive tasks, reducing costs and increasing productivity. AI-powered chatbots and virtual assistants enhance customer support by providing instant responses and personalized interactions. Additionally, AI assists in risk management, cybersecurity, and supply chain optimization, ensuring smoother and more secure business processes. By leveraging AI, we gain a competitive edge, drive innovation, and adapt to changing market demands with greater agility.

Marketing Strategy and Implementation

So far, the Company’s revenue has mainly come from website development, content creation, and content implementation services. The Company intends to keep expanding its marketing efforts to connect with potential and existing clients through digital channels, including its corporate website and online advertising. Currently, the Company has not entered into any agreements to secure external funding for marketing activities.

Market Opportunity and Small Business Engagement

According to the U.S. Small Business Administration, there are approximately 33.2 million small businesses in the United States, representing 99.9% of all U.S. businesses. A significant portion of these businesses, including sole proprietors, operate with minimal support staff and allocate the majority of their time to daily business operations. As a result, many small business owners lack the expertise and resources necessary to establish and maintain an effective online presence.

However, there is growing recognition among small businesses that a robust digital presence is essential for customer acquisition and overall business success. Many small businesses are shifting their marketing budgets from traditional advertising to digital channels, creating a substantial market opportunity for our services. The Company aims to support small businesses by providing comprehensive web development, content creation, and digital marketing solutions tailored to their needs.

Marketing Strategy and Budget

The Company’s marketing initiatives focus on acquiring new clients while promoting additional services to the existing customer base. Historically, our client acquisition has primarily been driven by referrals, word-of-mouth marketing, and organic search engine visibility. Moving forward, we plan to expand our marketing efforts in a cost-efficient manner by leveraging digital advertising and content-driven marketing strategies.

Our projected annual marketing budget is expected to range between $10,000 and $50,000, depending on the scale and reach of our campaigns. These marketing efforts will be deployed through the following key channels:

1.	Search Engine Optimization (SEO) Implementation — SEO (Search Engine Optimization) enhances the visibility of our services in online search results, making it easier for potential clients to discover our offerings. By optimizing our website for search engines such as Google, Yahoo, Chrome, and Safari, we aim to improve organic search rankings and drive targeted traffic to our platform.
2.	Social Media Advertising and Engagement — The Company will leverage various social media platforms to promote its services, engage with potential clients, and strengthen its brand presence. Targeted advertising and organic engagement efforts will be conducted across platforms such as:

•	Facebook (Meta)
•	Instagram
•	Twitter/X
•	YouTube
•	Vimeo
•	Snapchat
•	TikTok
•	LinkedIn

By integrating SEO-driven web marketing with strategic social media campaigns, the Company seeks to optimize client acquisition and retention while maintaining a cost-effective approach to expanding its market reach.

COMPETITION

We offer solutions that enable individuals, businesses, and organizations to build an online presence, connect with customers, and manage their operations. The market for these solutions is highly fragmented, with some vendors providing part of the solution while others offer a complete solution. These solutions are rapidly evolving, creating opportunities for new competitors to enter the market with newly developed product offerings or by targeting specific segments of the market.

Competition within media providers include:

•	Traditional media solutions such as Television Ads

•	Website creation and management solutions and providers such as Wix and WordPress

•	Alternative web content providers such as Pond5, iStockphoto, and Google images

Competition within web content and app development include sites such as:

•	WebSitePros

•	Iwebdev

•	Godaddy

•	Website.com

•	Various Local Web Developers

We anticipate ever-increasing competition from rivals in the content and presence markets, as well as potential competition from companies like Amazon, Google, and Microsoft, all of which provide internet services and sell visual content.

We believe the primary competitive factors encompass product capabilities that satisfy customer needs, a secure, reliable, and integrated technology platform, cost-effective customer acquisition, brand awareness and reputation, customer service and support, and overall customer satisfaction. We think we compete favorably in all these areas.

AI-Industry Overview

The rapid evolution of technology and the internet has fundamentally transformed commerce, leading consumers to expect seamless, secure, and ubiquitous transaction capabilities across various devices. This shift has established high standards, often shaped by leading merchants, that even new businesses must meet to stay competitive. Consequently, the multimedia industry—encompassing website design, search engine optimization (SEO), social media, and web content creation—continues to grow to meet these evolving consumer expectations.

Online Shopping Trends

  Global Online Shoppers: In 2024, approximately 2.71 billion individuals worldwide engaged in online shopping, marking a 2.7% increase from the previous year. This figure is projected to reach 2.77 billion by 2025.
  E-commerce Sales: Global retail e-commerce sales are anticipated to exceed $4.1 trillion in 2024, with expectations of continued growth in subsequent years. statista.com+1yaguara.co+1

Consumer Behavior

  Pre-Purchase Research: A significant majority of online shoppers, approximately 88%, conduct online research before purchasing a product, underscoring the importance of a robust online presence for businesses.

Small Business Digital Engagement

  Digital Marketing Investment: Nearly 47% of small businesses in the U.S. plan to increase their digital marketing budgets in 2024, reflecting the growing importance of digital channels in reaching and engaging customers. winsavvy.com+1luisazhou.com
  Online Sales: Approximately 36% of small or personal businesses conduct their sales online, highlighting the critical role of e-commerce platforms in small business operations.

Social Media Integration

  Social Media Advertising: A substantial 70% of small businesses invest in social media advertising, with 71% utilizing social media platforms for marketing purposes. businessdasher.com
  Consumer Interaction: Nearly half (48%) of consumers reported increased interactions with brands on social media platforms compared to six months prior, emphasizing the growing significance of social media in consumer engagement. sproutsocial.com

Video Content Consumption

  Daily Video Consumption: Approximately 25% of global internet users consume online video content daily, with 24% of U.S. internet users engaging in the same behavior.
  Mobile Video Traffic: The global mobile video traffic is estimated to be around 1.46 million terabytes per month, reflecting the increasing consumption of video content on mobile devices.

These statistics underscore the critical importance for businesses, particularly small enterprises, to establish and maintain a strong digital presence. This includes leveraging website development, SEO, social media engagement, and multimedia content creation to meet evolving consumer expectations and remain competitive in the digital marketplace.

INDUSTRY OVERVIEW

Technology and the internet are transforming commerce. Consumers now expect to be able to transact anywhere, anytime on any device and the experience needs to be simple, seamless and secure. Consumers quickly become accustomed to the standards set by the largest and most innovative merchants and expect a comparable experience with all merchants, even those that have only been in business for one day. Without the latest technology, it is difficult for merchants to meet the rising demands of consumers. The multi-media industry offering web site designs, SEO, Social Media and web content is constantly expanding.

About 1.79 billion different people bought something online last year.

The number of people shopping online is steadily increasing year by year. In 2021, over 1.79 billion people made at least one purchase over the internet. (Source: Statista.com)

 88% of all online shoppers perform online research before buying a product.

Just because people are hasty doesn’t mean they don’t do their due diligence. About 88% of consumers research online before purchasing a product to ensure they’re getting a good deal on an item. (Source: Pymnts.com)

 Amazon has a $1.32 trillion market cap as of 2023.

Amazon is the giga-corporation that dwarfs all other mega-corporations, with an estimated market cap of 1.32 trillion dollars to date in 2023. In comparison, Apple’s market cap at the end of the 2015 fiscal year was a mere 318 billion dollars (Source: Pymnts.com)

70% of small-to-mid-sized businesses (SMBs) are investing more in their digital presence.

If you want to know how a local economy is doing and the future trends of businesses, you should always look at the small guys. Small businesses are usually the quickest to adapt to new things. Looking at them now shows that about 70% of SMBs are investing more in their digital presence, actively showing that the future of business is on the digital landscape. (Source: Pymnts.com)

36% of all small or personal businesses are making their sales on the internet.

Small businesses pop up and go away in record time, but those who stay have a chance at becoming the next big thing. It’s important to note that most people these days aren’t opening up shops, they’re starting their online stores. About 36% of all personal businesses are making sales over the internet. (Source: Dataforgood.fb.com)

Global eCommerce retail sales are expected to reach $5 trillion by 2022.

eCommerce is pretty big, and it’s only getting bigger as time goes by. The global eCommerce market was valued at 14.30 trillion USD in 2021. (Source: Statista.com) Ecommerce is expected to grow by 8.9% in 2023. (https://www.insiderintelligence.com/content/global-retail-ecommerce-forecast-2023)

Hybrids of eCommerce and social media are on the rise.

As the internet grows, the line between existing platforms, media, and technologies becomes more blurred. Social media platforms such as Facebook are slowly adding eCommerce elements to their websites, allowing customers to purchase things without ever leaving the social media platform.

(Source: Revenueriver.com)

According to Statista, current market data states that 25 percent of global internet users consume online video every day, with 24 percent of U.S. internet users doing so. Google Sites, which include YouTube, are ranked at the top of U.S. online video properties, currently attracting approximately 368 million users per day (https://thesocialshepherd.com/blog/youtube-statistics). Other popular U.S. video sites are Yahoo! Sites, VEVO and NDN, which stand out due to user engagement or number of streams. With the increasing usage of mobile devices such as smartphone and tablets, the current worldwide mobile video traffic is also estimated to amount to 1.46 million TB (terabytes) per month. The number of mobile phone video viewers in the United States is projected to reach 307 million in 2023. [http://www.statista.com/topics/1137/online-video/]

BUSINESS MODULES

We assist individuals and businesses in building a strong online presence through tailored website development, logo design, digital content creation, social media management, digital marketing, and search engine optimization (SEO).

While developing custom websites for existing businesses, we noted an increasing demand for readily available online businesses, which we call "business modules." These are pre-made businesses that include a domain name, a custom website, a tailored logo, and integrated products or services. This setup allows buyers to obtain a fully equipped business website, enabling them to smoothly transition in, make necessary adjustments, and start generating income without building from the ground up.

Our process focuses on creating industry-specific, ready-to-use websites with customizable features such as layout, color schemes, and content. We utilize third-party advertising to promote these pre-developed websites to entrepreneurs and businesses looking for an efficient, cost-effective solution to establish their online presence. Buyers can personalize their new website to fit their specific needs, benefiting from a streamlined setup process.

This business model delivers value for both sides—our company leverages its expertise in web design and development, while buyers receive a functional, high-quality website without the complexities and time investment required to build one from scratch.

Following is a list of some of the pre-built website modules that we have sold in the past:

•	CandythatCares.org

•	WildSalsa.com

•	JoyousYoga.com

•	AirlineTraveler.com

•	MakeupQuick.com

•	MuscleTrainers.com

Assets of the modules typically include the following:

•	Domain Name: We transfer the ownership of the domain to the purchaser

•	Professionally Created Unique Website

•	Professionally Created Custom Logo (original PNG & JPG files)

•	Corresponding Email address can be included

•	Search Engine Optimization eBooks with instructions, tips & trade secrets

•	Social Media Marketing eBooks with instructions, tips & trade secrets

•	Contact info on digital marketing experts that can provide ongoing assistance

•	Contact info on WordPress experts that can provide ongoing assistance with editing the website

For instance, CandythatCares.org was conceived as an online business and later developed into a fully operational e-commerce model available for sale. For CandythatCares.org, we created an additional website as part of the package, Vendn.com. Both websites direct to the same content, offering the buyer greater exposure. We actively managed the business, facilitating direct sales through the website and successfully transformed the model into a profitable entity ready for sale.

Cost of Business Module

The Company sets the price for its business modules arbitrarily. For example, using CandythatCares.org as an illustration, the module was listed for sale on Flippa.com, a platform unrelated to the Company. An individual with no affiliation expressed interest and agreed to purchase the module for $28,000. The Company's net profit from the sale was $25,200, after Flippa charged a 15% commission. After the sale, the purchaser took on full responsibility for operating CandythatCares.org, which included placing vending units and selecting charities. The purchaser operates the website independently and is neither an employee nor an independent contractor of Certiplex.

Operations

Candythatcares.org was owned and operated by the Company, which established its business model as a fully functional e-commerce website. According to Whois.com (a website that identifies the owners of a domain), Certiplex Corporation was listed as the Organization owning the domain name, with Wayne Berian identified as the CEO of the Company before its sale.

The Company sold Candythatcares.org vending units for 499.00 which included:

•	20 Heavy Duty Vending Displays
•	20 Candy inserts
•	20 pre-approved locations from our telemarketers
•	The Essential “Quick Start Guide”
•	Neck lanyard for your I.D card
•	Business Operational Template

Widlsalsa.com is another example of an e-commerce site which was sold. The business module WildSalsa.com was created by the Company. We had a salsa product manufactured as Sabo Rojo. We sold product through website sales as proof of concept. We sold the business module (the digital assets only-no inventory) through flippa.com using escrow.com for the sale. The purchaser has the ability to white label (Put their own proprietary name on the product) if they choose. Once sold we had no responsibility to deliver any product.

The Company's Responsibilities Subsequent to the Sale of a Business Module

We utilize escrow.com for the sale of a business module. Once the funds for the sale are received, the digital assets of the company, including the website and domain, are transferred to the purchaser, who then assumes responsibility for them. We are no longer obligated or expected to provide any further support or products.

Before selling, we establish and manage all the business modules. These modules are conceptualized by the company, a website is developed, domain(s) are acquired, and the business module is activated for operations. On average, we operate businesses utilizing the business modules for ten months before selling them.

In the case of Candythatcares.org, once sold, it became the purchaser’s responsibility to contact charities it wished to work with. Once sold, we had no responsibility to oversee whether proceeds were or were not donated to any charity.

We used Candythatcares.org and WildSalsa.com as examples, however we have sold other business modules which were websites where we have obtained the domain and built the website as an operational e-commerce site:

•	WildSalsa.com

•	JoyousYoga.com

•	AirlineTraveler.com

•	MakeupQuick.com

•	MuscleTrainers.com

Once again when a business module or website is purchased, the Company is selling only digital assets. Said purchaser operates the website purchased solely on their own—at their own discretion, and are not employees, or independent contractors of Certiplex, nor are they related parties to Certiplex.

Marketing

We market our business modules via our websites. We also use SEO, and social media to reach customers.

Pro Sun Lights

We obtained the non-exclusive worldwide licensing rights, except for Canada (where we hold exclusive licensing rights as part of the agreement), for the Pro Sun LED Lighting System from Optimized Fuel Technologies ("Licensor") on October 15, 2021, for the total of ninety-seven thousand dollars ($97,000). This amount was paid through 9,700,000 common shares of the Company to the shareholders of Optimized Fuel Technologies who were shareholders as of the signing date of the agreement. The licensing rights stipulate a $20 per unit royalty payment to be remitted to Optimized Fuel Technologies.

According to the terms of the agreement, the Company was granted a non-exclusive, royalty-bearing license to reproduce, distribute, publicly display, and publicly perform the Pro-Sun Lighting System (“PSLS”) worldwide, except in Canada, where it was granted exclusive licensing rights. Additionally, the agreement commenced on the Effective Date and will remain in full force indefinitely, with the following provision (noted in Item 22 of the agreement—see Exhibit 10.2): Either party may terminate the agreement immediately by delivering written notice to the other party that clearly specifies the grounds for termination if the other party commits a material breach of its obligations under this agreement and fails to cure the breach within 90 days after receiving written notice of the breach. For clarity, termination will be without prejudice to any liability incurred prior to the effective date of termination.

The Pro-Sun Horticultural Grow Lamp is an efficient commercial LED lighting solution available to legal marijuana growers in North America. The Pro-Sun lighting system offers a passively cooled LED lighting solution to marijuana growers worldwide. The Pro-Sun passive cooling system can help reduce power consumption for growers compared to traditional HPS and metal halide bulbs, as well as more recent conventional fan-cooled LED grow light systems.

The Pro-Sun LED has a series of diffusion lenses which simulate natural daylight and enhance the grow cycle, which we believe helps to reduce the grow time for the plants.

In the United States, cultivation licenses have become one of the most sought after and competitive applications as growers want to take advantage of this growth opportunity. Some cannabis cultivation operations are capable of yielding more than 50,000 pounds of flower. Currently Colorado, one of the leaders in the "green rush" has over 1,400 licensed cultivators.

As of the latest available data, the exact number of applications for cannabis cultivation licenses nationwide is not specified. However, in the second quarter of 2024, the United States saw a 21% increase in pending and approved marijuana business licenses, totaling 5,687—the highest in over two years. This surge was largely driven by states like New Jersey and New York, with New York accounting for nearly 80% of new applications nationwide and experiencing a 1,131% annual increase in pre-licensing activity due to its adult-use market rollout. CRB Monitor News+2MJBizDaily+2MJBizDaily+2. Indoor growing of cannabis has become the most popular and sustainable method. As fierce competition grows, LED lights have become more popular among growers as a way of reducing cost. This is not just only for cannabis, but the entire horticulture industry.

Marketing

Currently, we have only focused on marketing the licensing rights to distributors for the Pro Sun Light system through social media. We have not sold any of the lighting systems.

Regulation

Our business is exclusively conducted within the United States and is subject to regulation by federal and state laws in the United States. If we did business with countries outside the United States, we would be subject to their laws and regulations.

Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. U.S. federal, state, and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy, taxation, liability for third-party activities and jurisdiction, are particularly relevant to our business. Such laws and regulations are discussed below.

Communications Decency Act. The CDA regulates the content of material on the Internet and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on their servers unless they participate in creating or developing the content.

Digital Millennium Copyright Act. The DMCA provides a safe harbor from liability for third-party copyright infringement. To qualify for the safe harbor, however, registrars and website hosting providers must satisfy numerous requirements, including adoption of a user policy that provides for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, registrars and website hosting providers must expeditiously remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works. A registrar or website hosting provider that fails to comply with these safe harbor requirements may be found liable for copyright infringement.

Lanham Act. The Lanham Act governs trademarks and false advertising. Case law interpreting the Lanham Act has limited liability for many online service providers such as search engines and domain name registrars. Nevertheless, there is no statutory safe harbor for trademark violations comparable to the provisions of the DMCA and we may be subject to a variety of trademark claims in the future.

Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage, and security of personal information of individuals.

Intellectual Property & Proprietary Rights

We regard substantial elements of our businesses and website as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. To date we have no copyrights or trademarks that have been applied for.

Employees

We are a new, developing company and currently have only one part-time employee, Varton Berian our CEO, Secretary and Treasurer, who has been paid in restricted shares of Company stock and a salary of $4,200 per month.  We may engage independent contractors in the future.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats and monitor our information systems for potential vulnerabilities. However, to date, due to the small size of our company and the nature of our operations, our reliance on information systems has been limited to standard off-the-shelf software (such as Google, QuickBooks, and Microsoft Office) and standard personal computers used by our employees. As a result, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

ITEM 2. PROPERTIES

Our principal executive office is located at 633 Rancho Santa Fe Rd, Suite 628, San Marcos, CA 92078 on a month-to-month basis. We believe our current facilities adequately meet our needs. We plan to secure new facilities or expand existing ones as necessary to support future growth. We are confident that suitable additional space will be available on commercially reasonable terms to accommodate our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are not yet listed on any market.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a full-service multimedia company using a multi-operational approach that focuses on business-ready opportunities through our ready-to-sell business modules, website and mobile app technology design and development, SEO (Search Engine Optimization), social media integration, and the creation and distribution of online video and photography content. Additionally, the Company holds the licensing rights to the Pro Sun Lighting system for residential and commercial use, which we market to distributors. Our websites uniquely combine textual content, photos, and sometimes videos, along with apps designed as plug-ins for websites or mobile devices, to help convey a website's message, whether business-related or personal. We offer products and solutions to help our customers stand out in the ever-evolving internet landscape. Our funding comes from cash flows from operations and proceeds from a private placement offering.

For the year ended December 31, 2024, we had gross revenues of $120,498 of which $120,498 was derived primarily from multi-media work (website design and SEO). For the year ended December 31, 2024, we had total expenses of $154,625 and a net loss of $57,835.

For the year ended December 31, 2023, we had gross revenues of $132,974, of which $102,974 was derived primarily from multi-media work (website design and SEO) and marketing revenue of $30,000. For the year ended December 31, 2023, we had total expenses of $139,295 and a net loss of $22,999.

Our plans are to continue marketing our services for integrating video with website design, SEO services, business module sales, and licensing rights for the Pro Sun Lighting system. We may also explore equity financing in the future. Currently, we have no arrangements with any funding sources. Furthermore, we are looking for potential acquisitions that align with our business model. As of now, we have not entered into any agreements with any entities.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations examines the Company's financial statements, which have been prepared according to accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that influence the reported amounts of assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and other factors considered reasonable under the circumstances, which serve as the foundation for making judgments about the carrying value of assets and liabilities not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue primarily consists of fees earned from our services related to integrating video with website design, SEO services, sales of business modules, and the licensing rights to the Pro Sun Lighting system. We recognize revenue from a sale of services or licensing arrangement when all of the following conditions are met: a non-refundable payment for licensing rights per a contract; persuasive evidence of a sale or licensing arrangement with a customer exists; the licensing rights, according to the terms of the agreement, have been delivered or are available for immediate and unconditional delivery; the license period of the arrangement has commenced, allowing the customer to begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and the collection of the arrangement fee is reasonably assured. We recognize revenue from website sales, video integration with website design, SEO services, business module sales, and the licensing rights to the Pro Sun Lighting system when the following criteria are satisfied: persuasive evidence of an arrangement exists, a non-refundable contract is in place, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured upon invoicing for the work.

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

Results of Operations

For the year ended December 31, 2024, the Company generated gross revenues of $120,498, compared to $132,974 in the prior year, representing a decrease of $12,476 or approximately 9.4%. The decline was primarily attributable to the absence of marketing revenue, which contributed $30,000 in 2023. Revenues from multimedia services, including website design and SEO, remained relatively stable.

Total  cost of sales and expenses increased from $155,973  in 2023 to $178,333 in 2024, an increase of $22,360  or 14.3%. Key drivers of this increase include:

  Cost of Goods Sold (COGS) rose from $13,762 in 2023 to $22,089 in 2024, an increase of $8,327 (60.5%), reflecting higher direct labor costs associated with website design.
  Advertising and Marketing Expenses increased by $6,739 (19.2%), from $35,078 in 2023 to $41,817 in 2024, indicating increased promotional efforts despite lower overall revenue.
  Depreciation and Amortization rose by $550, from $890 to $1,440, reflecting additional investments in capitalized assets.
  Professional Fees increased by $4,845 (24.2%), due to increased services for legal and accounting services.
  Consulting Fees remained relatively consistent, increasing slightly from $41,000 to $42,000.
  Interest Expense decreased from $2,916 in 2023 to $1,619 in 2024, a reduction of $1,297, due to lower outstanding debt.
  General and Administrative Expenses increased modestly by $2,196 (5.2%), from $42,277 to $44,473, consistent with inflationary pressures.

As a result of the increase in total expenses, the Company’s net loss widened significantly from $22,999 in 2023 to $57,835  in 2024, representing a 151.5%  increase in net loss. This performance decline reflects both reduced revenue from non-recurring marketing contracts and elevated operating costs during the year.

For the Year ended December 31, 2024

For the year ended December 31, 2024, we had gross revenues of $120,498 which was derived primarily from multi-media work (website design and SEO). For the year ended December 31, 2024, we had total expenses of $178,333 consisting of cost of goods sold of $22,089, advertising and marketing of $41,817, depreciation and amortization expense of $1,440, professional fees of $24,895, consulting fees of $42,000, after interest expense of $1,619, and general and administrative expense of $44,473 resulting in a net loss of $57,835.

For the Year ended December 31, 2023

For the year ended December 31, 2023, we had gross revenues of $132,974 of which $102,974 was derived primarily from multi-media work (website design and SEO) and marketing revenue of $30,000. For the year ended December 31, 2023, we had total expenses of $155,973  consisting of cost of goods sold of $13,762, advertising and marketing of $35,078, depreciation and amortization expense of $890, professional fees of $20,050, consulting fees of $41,000, after interest expense of $2,916, and general and administrative expense of $42,277 resulting in a net loss of $22,999.

Liquidity and Capital Resources

For the Year Ended December 31, 2024 Compared to the Year ended December 31, 2023

The total  shareholders' equity at the year ended December 31, 2024 was $45,770  as compared to $12,065 at the year ended December 31, 2023. During the year ended December 31, 2024 we used $12,028  from cash in operating activities compared to $4,097 used in cash from operating activities during the year ended December 31, 2023.

For the year ended December 31, 2024, we had $0 from investing activities compared to $8,837 in investing activities during the year ended December 31, 2023.

The Company believes it may have adequate cash resources to support its primary operations for the next three (3) months if it does not receive any additional revenue, and it requires further funding to fully implement its business plan. The Company has no agreements with its shareholders, officers, directors, or any third parties to finance operations. Additionally, the Company has not negotiated or secured any other third-party sources of liquidity.

The Company has no current, off-balance sheet arrangements and does not anticipate entering into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $372,770  and $314,935, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

Plan of Operation

We plan to continue to market the sale of website design and multi-media services, focusing on the integration of video with website design, SEO services, business modules, and the licensing rights to the Pro Sun Lighting system. We may also seek equity financing in the future. Currently, we have no arrangements for any funding source. In addition, we are seeking potential acquisitions that fit within our business model. Currently, we have not entered into any agreements with any entities.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to marketing website design, multimedia services, SEO services, business modules and the sale of licensing rights to the Pro Sun Lighting system.

We plan to optimize our Search Engine Optimization ("SEO") efforts and internet marketing, believing that our sales will be supported through our website. We also intend to expand engagement to a call center to generate interest in our products within the next fiscal year. The successful implementation of our business strategy relies on factors specific to the ongoing development of our products, regulations regarding equity trading, additional financing through equity or debt sources, and many other elements that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and materially impact our business, financial condition, and results of operations and cash flow:

•	The ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost-effective manner; and;

•	The ability to establish, maintain and eventually grow market share in a competitive environment.

Income Taxes

We had a deferred tax asset of $103,444  at the year ending December 31, 2024, compared to a deferred tax asset of $87,394 at the year ending December 31, 2023 . Due to uncertainties surrounding the Company's ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. The change in the valuation allowance during the years ended December 31, 2024 and 2023 was $16,050   and $26,088.  “See Note 8 to the financial statements for additional information”.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Certiplex Corporation

Table of Contents

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Certiplex Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Certiplex Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and has minimal revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Astra Audit & Advisory, LLC

Tampa, FL

March 31, 2025

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

CERTIPLEX CORPORATION

BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$10,843	$22,871
Accounts Receivable	—	198
Loan Receivable	1,064	19,549
Total Current Assets	11,907	42,618

Fixed Assets
Vehicles, net	4,870	6,309
Total Fixed Assets	4,870	6,309
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$136,352	$168,502

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$119,200	$88,050
Accounts Payable and Accrued Liabilities	12,222	17,687
Note Payable, Current Portion	2,277	1,117
Total Current Liabilities	133,699	106,854
Note Payable, less current portion	48,423	49,583
Total Liabilities	182,122	156,437

Commitments and Contingencies (Note 4)

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(372,770)	(314,935)
Total Stockholders’(Deficit) Equity	(45,770)	12,065
Total Liabilities and Stockholders’ (Deficit) Equity	$136,352	$168,502

See accompanying Notes to the Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue
Sales	$120,498	$102,974
Licensing Rights	—	30,000
Total Revenue	120,498	132,974

Cost of Sales	22,089	13,762

Gross Profit	98,409	119,212
Operating Expenses
General and Administrative	44,473	42,277
Consulting	42,000	41,000
Advertising and Marketing	41,817	35,078
Professional Fees	24,895	20,050
Depreciation and Amortization	1,440	890
Total Operating Expense	154,625	139,295

Operating Loss	(56,216)	(20,083)

Other Expense
Interest Expense	(1,619)	(2,916)
Loss before Income Tax	(57,835)	(22,999)
Provision for Income Tax	—	—
Net Loss	$(57,835)	$(22,999)

Basic and Diluted earnings per shares on net loss	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000

See accompanying Notes to the Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2022	73,200,000	$73,200	$253,800	$(291,936)	$35,064
Net Loss	—	—	—	(22,999)	(22,999)
Balance December 31, 2023	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Loss	—	—	—	(57,835)	(57,835)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)

See accompanying Notes to the Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating Activities
Net Loss	$(57,835)	$(22,999)
Adjustments to Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and Amortization	1,440	890
Changes in Operating Assets and Liabilities
Accounts Receivable	18,683	2,547
Accrued Compensation	31,150	18,900
Accounts Payable and Accrued Liabilities	(5,466)	(3,435)
Net Cash from Operating Activities	(12,028)	(4,097)

Investing activities
Vehicle Purchase	—	(7,200)
Payments Received for Loan Receivable	—	16,037
Net Cash from Investing Activities	—	8,837

Financing Activities
Payments on SBA Loan	—	—
Net Cash from Financing Activities	—	—

Net Change in Cash	(12,028)	4,740

Cash at Beginning of Period	22,871	18,131

Cash at End of Period	$10,843	$22,871

Supplemental Cash Flow Information
Cash Paid for SBA Interest	$1,619	$2,916
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Financial Statements

Certiplex Corporation

Notes To the Financial Statements

December 31, 2024

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Certiplex Corporation (“Certiplex” or the “Company”) was incorporated under the laws of the State of Montana, on August 7, 2018. Certiplex is a full-service multi-media Company with an operational approach focusing on:

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

Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2024 and 2023.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2024 and December 31, 2023.

Fixed Assets

The Company values its investments in property, equipment, and vehicles at cost, less accumulated depreciation. Depreciation is calculated mainly using the straight-line method over the estimated useful lives of the assets, which is five years for vehicles. For the years ended December 31, 2024, and 2023, the depreciation expense amounted to $1,440 and $890, respectively.

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

As of December 31, 2024 and December 31, 2023, the Company had licensing rights of $97,000 and accumulated amortization of $2,425. On July 12, 2022, the Company acquired non-exclusive distribution rights with an indefinite term from Tradewinds Universal for its Protein Bar for $25,000.
F-7

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

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company' s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of December 31, 2024, and December 31, 2023. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2024 and December 31, 2023.

Earnings Per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260, which requires presentation of basic, and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share.

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for the years ended December 31, 2024 and 2023.

Advertising and Marketing Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expenses as incurred. For the years ended December 31, 2024 and 2023, respectively, the company had $41,817 and $35,078 in advertising expenses.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2024 that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $372,770  and $314,935, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Segment Disclosure

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, licensing rights and affiliate commissions (see Note 1 for a brief description of the Company’s business).

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, who reviews financial information and annual operating plans for purposes of making operating decisions, evaluating financial performance, and allocating resources.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net for 2024 and 2023 consisted of the following:

Segment Disclosures for the Years Ended December  31, 2024 and 2023

	December 31, 2024	December 31, 2023
Total Assets	$136,352	$168,502
Sales:
Web Related Sales	$120,498	$102,974
Licensing Rights	—	30,000
Net Sales	120,498	132,974
Cost of sales
Web Site Design	22,089	13,762
Gross Profit	98,409	119,212
Sales, marketing and support
General and Administrative	44,473	42,277
Consulting	42,000	41,000
Advertising and Marketing	41,817	35,078
Professional Fees	24,895	20,050
Depreciation and Amortization	1,440	890

OPERATING LOSS	$56,216	$20,083

Note 4 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.

The Company has a consulting agreement with its President, under which it pays a monthly fee of $4,200. As of December 31, 2024 and December 31, 2023, $119,200 and $88,050 have been accrued, respectively, in relation to the consulting agreement, which is included in accrued compensation on the balance sheets.

Note 5– Related Party

For the years ended December 31, 2024 and 2023, the Company paid a salary of $50,400, which included $22,498 allocated to cost of sales for website design services and $41,000 related to the consulting agreement, respectively. Of this amount, $13,762 was paid to the Company’s CEO for website design work.

The above transactions and amounts are not necessarily what third parties would agree to.

Note 6– Loan Receivable

The Company made an unsecured loan to one of its customers in the amount of $34,940 on October 11, 2022, with a 10% interest rate due and payable on October 11, 2023. As of December 31, 2024 and December 31, 2023, the total with interest was $1,064 and $19,549, respectively. The Company agreed to an eight-month extension of the loan from the year end December 31, 2023.

Note 7– Notes Payable

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

Loan Maturity:

For the Year	Loan Maturity Amount
2025	$2,277
2026	1,204
2027	1,250
2028	1,298
2029	1,347
Thereafter	43,324
Total	$50,700

Note 8- Income Taxes

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

The Company's net loss before income taxes totaled $57,835  and $22,999 for the years ended December 31, 2024 and 2023, respectively.

The components of the Company's deferred tax asset and the reconciliation of income taxes, computed at the combined statutory federal rate of 21% and the Montana state tax rate of 6.75%, to the recorded income tax amount as of December 31, 2024 and December 31, 2023, are as follows:

	2024	2023
Net operating loss carry forward	$372,770	$314,935
Effective tax rate	21%	21%
Effective state tax rate	6.75%	6.75%
Deferred tax asset	103,444	87,394
Less valuation allowance	(103,444)	(87,394)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the Company's ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. The change in the valuation allowance during the years ended December 31, 2024 and 2023 was $16,050   and $26,088.

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

Note 9– Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2024 to the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation of internal controls, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024 as the Company has no segregation of duties, audit committee or independent board.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our director(s) and executive officer(s), their age(s), term served and all of our officer(s) and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Varton Berian	60	Since August 7, 2018	CEO, President, Secretary, Treasurer and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Varton Berian has served as the Company's CEO and Director since August 7, 2018. A graduate of San Diego State University, Mr. Berian has been involved in marketing for the last twenty years. He was the CEO and Director of Blue Sky Media, a multi-media company, from 2014 to 2015. He is the founder of Advant Edge International Inc., a medical billing training company as well and is also the founder of MMAZ Cosmetics Distributors, Easy Trip Finder and Candy that Cares. Within those companies Mr. Berian has worked with many forms of media, inclusive of Web site design, video filming and editing, and the dissemination of information through various social media. Mr. Berian through his ventures has specialized in marketing to both consumers and businesses, both nationally as well as internationally. We believe his marketing skill sets will bring a distinct advantage to the Company's ability to move forward.

Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended December 31, 2024 and 2023:

Summary Compensation Table

We are an emerging company in the early stages of development. Currently, we have one part-time employee, Varton Berian, who serves as our CEO and Secretary Treasurer. In 2024, he received a salary of $50,400, with an accrued amount of $119,200 as of December 31, 2024. In 2023, he was paid $53,000, with an accrued amount of $88,050 as of December 31, 2023. As we grow, we may consider engaging independent contractors in the future.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards [1]	All other Compensation	Total
Varton Berian	2024	$50,400	$—	$—	$—	$50,400
Varton Berian	2023	$53,000	$—	$—	$—	$53,000

(1) In 2018, Varton Berian, as founder of the Company, was granted shares totaling 45,000,000 valued at $.001 per share.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through the year ended December 31, 2024.

Compensation of Officers and Directors

Varton Berian serves as our CEO and Secretary Treasurer. In 2024, he received a salary of $50,400, with an accrued amount of $119,000  as of December 31, 2024. In 2023, he was paid $53,000, with an accrued amount of $88,050 as of December 31, 2023.

Indemnification of Directors and Officers

Except as permitted by the Montana Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer, or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

Employment Agreements

On August 7, 2018, we entered into any employment agreement with Varton Berian to serve as CEO, CFO, Secretary and Director. The agreement was for the issuance of 45,000,000 shares of the Company's restricted common stock as founder’s shares in lieu of a cash payment. On October 1, 2022, the agreement was amended to pay $4,200 a month in salary ($50,400 annually).

Conflict of Interest - Management's Fiduciary Duties

Our directors and officers may, in their individual capacities, serve as officers, directors, controlling shareholders, or partners of other entities engaged in various businesses. As of December 31, 2024, no conflicts of interest had been identified.

Varton Berian is fully dedicated to managing the Company's affairs. Under his contract, he has agreed to a flexible remuneration structure, whereby compensation is contingent upon the availability of funds, with unpaid amounts accruing as necessary. At this time, we are unable to determine when sufficient revenue will be generated to implement this compensation or the exact amount that will be paid.

The compensation outlined herein includes all amounts awarded, earned, or paid to our named executive officer. Currently, no additional stock option, retirement, pension, or profit-sharing plans exist for the benefit of our sole officer and director beyond those described in this document. Furthermore, there are no annuity, pension, or retirement benefits planned for the officer, director, or employees upon reaching normal retirement age under any existing Company-sponsored or subsidiary-contributed plan.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, no new warrants were awarded to the executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Number of Shares	Percentage	Number of Shares	Total Percentage
Varton Berian (1)	45,000,000	62%	45,000,000	62%

(1)Varton Berian is the President and Director of the Company.

o Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions

There are no promoters of the Company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s directors and officers.

During the year ended December 31, 2024, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In 2024, the Company transitioned its independent registered public accounting firm from Accell Audit & Compliance , P.A. to Astra Audit & Advisory. The change was not due to any disagreement or issue with Accell. Accell’s audit reports for prior periods contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. At the year ended December 31, 2024, Accell indicated substantial doubt about the Company’s ability to continue as a going concern. During fiscal year ended December 31, 2024, we incurred approximately $24,895 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our December 31, 2023 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024. During fiscal year ended December 31, 2023, we incurred approximately $20,050 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our December 31, 2022 financial statements and for the reviews of our financial statements for the quarters ended, June 30, 2023, and September 30, 2023.

PART IV

ITEM 15. EXHIBITS INDEX.

The following exhibits marked are filed with this Registration Statement:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

19.1	Insider Trading Policy				Filed
31.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.	Interactive Data files				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025	Certiplex Corporation

	By:	/s/ Varton Berian
Varton Berian,
Chief Executive Officer

/s/ Varton Berian
Varton Berian,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Varton Berian Varton Berian	President/Chief Executive Officer and Director(principal executive officer)	March 31, 2025

/s/ Varton Berian Varton Berian	Chief Financial Officer and Director (principal accounting officer)	March 31, 2025

