Form 10-Q
period 2025-03-31
Certiplex Corp
filed 2025-05-15
CIK 1755347

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

 As of May 15, 2025, the Company is not yet trading on any exchanges. The registrant had 73,200,000 shares of common stock, par value $0.001 per share, outstanding.

CERTIPLEX CORPORATION

TABLE OF CONTENTS

1

 Unaudited Financial Statements

Certiplex Corporation

CERTIPLEX CORPORATION

BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$8,795	$10,843
Loan Receivable	1,064	1,064
Total Current Assets	9,859	11,907

Fixed Assets
Vehicles, net	4,510	4,870
Total Fixed Assets	4,510	4,870
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$133,944	$136,352

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued Compensation	$125,900	$119,200
Accounts Payable and Accrued Liabilities	14,616	12,222
Note Payable current portion	2,277	2,277
Total Current Liabilities	142,793	133,699
Note Payable, less current portion	48,423	48,423
Total Liabilities	191,216	182,122

Commitments and Contingencies (Note 4)

Stockholders' Deficit
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(384,272)	(372,770)
Total Stockholders’ Deficit	(57,272)	(45,770)
Total Liabilities and Stockholders’ Deficit	$133,944	$136,352

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Three Months Ended March 31, 2024 (Unaudited)
Revenue
Sales	$29,355	$50,680
Total Revenue	29,355	50,680

Cost of Sales	5,182	6,764

Gross Profit	24,173	43,916
Operating Expenses
General and Administrative	10,818	10,063
Consulting	8,400	12,600
Advertising and Marketing	2,478	5,471
Professional Fees	12,890	13,000
Depreciation and Amortization	360	360
Total Operating Expense	34,946	41,494

Operating (Loss) Income	(10,773)	2,422

Other Expense
Interest Expense	729	729
(Loss) Income Before IncomeTax	(11,502)	1,693
Provision for Income Tax	—	—
Net (Loss) Income	$(11,502)	$1,693

Basic and Diluted earnings per shares on net (loss) income	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net (loss) income per common share	73,200,000	73,200,000

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2023	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Loss	—	—	—	1,693	1,693
Balance March 31, 2024	73,200,000	$73,200	$253,800	$(313,242)	$13,758

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)
Net Loss	—	—	—	(11,502)	(11,502)
Balance March 31, 2025	73,200,000	$73,200	$253,800	$(384,272)	$(57,272)

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31 2024
Operating Activities
Net (Loss) Income	$(11,502)	$1,693
Adjustments to Reconcile Net (Loss) Income To Net Cash From Operating Activities:
Depreciation and Amortization	360	360
Changes in Operating Assets and Liabilities
Accounts Receivable		198
Accrued Compensation	7,100	1,100
Accounts Payable and Accrued Liabilities	1,994	1,975
Net Cash from Operating Activities	(2,048)	5,326

Investing activities
Payments Received for Loan Receivable	—	3,565
Net Cash from Investing Activities	—	3,565

Financing Activities
Net Cash from Financing Activities	—	—

Net Change in Cash	(2,048)	8,891

Cash at Beginning of Period	10,843	22,871

Cash at End of Period	$8,795	$31,762

Supplemental Cash Flow Information
Cash Paid for SBA Interest	$729	$729
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

Certiplex Corporation

Notes To the Unaudited Financial Statements

March 31, 2025

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

Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2025 and 2024 . The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2025, and December 31, 2024

Fixed Assets

The Company values its investments in property, equipment, and vehicles at cost, less accumulated depreciation. Depreciation is calculated mainly using the straight-line method over the estimated useful lives of the assets, which is five years for vehicles. For the quarter ended March 31, 2025 and 2024, the depreciation expense amounted to $360 .

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

As of March 31, 2025 and December 31, 2024, the Company had licensing rights of $97,000 and accumulated amortization of $2,425. On July 12, 2022, the Company acquired non -exclusive distribution rights with an indefinite term from Tradewinds Universal for its Protein Bar for $25,000.

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

Segment Reporting

The Company identifies operating segments based on internal reporting and management structure, which are consistent with the internal reports reviewed by the chief operating decision maker (CODM) to allocate resources and assess performance. An operating segment is defined as a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and for which discrete financial information is available.

The Company reports segment information in accordance with applicable accounting standards. Where applicable, inter-segment revenues are recorded at market prices and eliminated on consolidation. The Company evaluates performance primarily based on segment operating income.

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of March 31, 2025, and December 31, 2024. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at March 31, 2025, and December 31, 2024.

Earnings Per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260, which requires presentation of basic, and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying unaudited financial statements, basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share.

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for quarters ended, March 31, 2025, and 2024.

Advertising and Marketing Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expenses as incurred. For the quarters ended March 31, 2025, and 2024, respectively, the Company had $2,478 and $5,471 in advertising expenses .

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2025, that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company's unaudited financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $384,272  and $372,770, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net for 2025 and 2024 consisted of the following:

Segment Disclosures for the quarters ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Total Assets	$133,944	$173,271
Sales:
Web Related Sales	$29,355	$50,680
Net Sales	29,355	50,680
Cost of sales
Web Site Design	5,182	6,764
Gross Profit	24,173	43,916
Sales, marketing and support
General and Administrative	10,818	10,063
Consulting	8,400	12,600
Advertising and Marketing	2,478	5,471
Professional Fees	12,890	13,000
Depreciation and Amortization	360	360
Interest Expense	729	729
OPERATING PROFIT/ LOSS	$(11,502)	$1,693

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

The Company has a consulting agreement with its President, under which it pays a monthly fee of $4,200. As of March 31, 2025 and December 31, 2024, $125,900 and $119,200 have been accrued, respectively, in relation to the consulting agreement, which is included in accrued compensation on the balance sheets.

Note 5– Related Party

For the three months ended March 31, 2025, and 2024, the Company paid a salary of $12,600, which included 4,200 allocated to cost of sales for website design services and $8,400 related to the consulting agreement, respectively.

The above transactions and amounts are not necessarily what third parties would agree to.

Note 6– Loan Receivable

The Company made an unsecured loan to one of its customers in the amount of $34,940 on October 11, 2022, with a 10% interest rate due and payable on October 11, 2023. As of March 31, 2025 and December 31, 2024, the total with interest was $1,064 and $1,064 . The Company agreed to an eight-month extension of the loan from the year end December 31, 2023.

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

Loan Maturity:

For the Year	Loan Maturity Amount
2025	$2,277
2026	1,204
2027	1,220
2028	1,298
2029	1,347
Thereafter	43,324
Total	$50,700

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

The Company's net (loss) income before income taxes totaled ($11,502) and $1,693 for the quarter ended March 31, 2025, and 2024, respectively.

The components of the Company's deferred tax asset and the reconciliation of income taxes, computed at the combined statutory federal rate of 21% and the Montana state tax rate of 6.75% recorded for the three months ended March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
Net operating loss carry forward	$384,272	$313,242
Effective tax rate	21%	21%
Effective state tax rate	6.75%	6.75%
Deferred tax asset	106,635	86,925
Less valuation allowance	(106,635)	(86,925)
Net deferred tax asset	$—	$—

Note 9– Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2025 to the date the unaudited financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's December 31, 2024 10-K and S-1 Registration Statement. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part I, Item 1A, of the Company's Annual Report on Form 10-K under the heading "Risk Factors."

GENERAL

We are a full-service multimedia company employing a multi-operational strategy that centers on delivering business-ready solutions. Our offerings include pre-configured business modules, website and mobile application design and development, search engine optimization (SEO), social media integration, and the creation and distribution of online video and photography content. These services are designed to help clients enhance their online presence in an increasingly competitive digital landscape.

Additionally, we hold the licensing rights to the Pro Sun Lighting system for both residential and commercial applications, which we market to distributors.

Our websites often incorporate a mix of text, images, videos, and functional plug-ins or mobile applications tailored to effectively communicate a client’s message—whether business or personal. Our goal is to provide comprehensive tools and services that help clients stand out online.

The Company has been funded through operational cash flows and proceeds from a private placement offering.

Recent Financial Performance

For the three months ended March 31, 2025, we generated gross revenues of $29,355, with approximately $8,000 derived from multimedia services such as website design and SEO. Operating expenses totaled $34,946, resulting in a net loss of $11,502.

For the same period in 2024, we recorded gross revenues of $50,680, primarily from multimedia services, with total operating expenses of $41,494 and a net income of $1,693.

Future Outlook

Our strategic focus remains on expanding the integration of video into website design, increasing our SEO service offerings, growing sales of our business modules, and marketing the licensing rights to the Pro Sun Lighting system. While we may seek equity financing in the future to support these initiatives, we currently have no formal funding arrangements in place. We are also actively exploring acquisition opportunities that align with our business model, although no agreements have been finalized as of this report.

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

Results of Operations

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

For the three months ended March 31, 2025

For the three months ending March 31, 2025, we had gross revenues of $29,355 derived primarily from multi-media work (website design and SEO). Our revenue declined compared to the previous year due to the inherently unpredictable nature of our business. During the same period, our cost of goods sold amounted to $5,182. As a result of the decline in revenue, our gross profit also decreased for the three months ended March 31, 2025. Despite the drop in revenue, our cost of goods sold remained relatively consistent with the prior year, reflecting a similar level of work performed on website design projects in both periods.

For the three months ended March 31, 2025, our total expenses were $35,675. These included advertising and marketing expenses of $2,478, depreciation and amortization of $360, consulting fees of $8,400, interest expense of $729, and general and administrative expenses of $10,818. As a result, we reported a net loss of $11,502 for the period. The decrease in operating expenses compared to the same period in 2024 reflects a reduction in overall business activity.

For the three months ended March 31, 2024

For the three months ending March 31, 2024, our gross revenues were $50,680, primarily from multi-media work (website design and SEO). During the same period, our cost of goods sold amounted to $6,764.

For the three months ended March 31, 2024, we had total expenses of $42,223, which included advertising and marketing expenses of $5,471, depreciation and amortization expenses of $360, professional fees of $13,000, consulting fees of $12,600, interest expense of $729, and general and administrative expenses of $10,063, resulting in a net profit of $1,693.

Liquidity and Capital Resources

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024

The total  stockholders' deficit at the quarter ended March 31, 2025 was $(57,272)  as compared to $13,758 at the quarter ended March 31, 2024. During the quarter ended March 31, 2025 we used $(2,048)  provided by cash in operating activities compared to $5,326 provided by  cash from operating activities during the quarter ended March 31, 2024.

For the quarter ended March 31, 2025, we had no cash flow from investing activities, compared to $3,565 in cash inflows from investing activities during the same quarter in 2024. The 2024 amount reflects a partial repayment of a loan we had previously issued, which was fully repaid by March 31, 2025.

The Company has insufficient cash resources available to fund its primary operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2025, and December 31, 2024, the Company had an accumulated deficit of $384,272 and $372,770, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain sufficient capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three months period ended March 31, 2025, and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued or sold during the three months that ended March 31, 2025.

Item 3. Defaults upon Senior Securities

No senior securities were issued or outstanding during the three months ended March 31, 2025.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2025	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer