Form 10-Q
period 2025-06-30
Certiplex Corp
filed 2025-08-22
CIK 1755347

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 21, 2025
Common Stock, $0.001 par value per share	73,200,000

CERTIPLEX CORPORATION

TABLE OF CONTENTS

1

Unaudited Financial Statements

Certiplex Corporation

CERTIPLEX CORPORATION

BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$9,443	$10,843
Accounts Receivable	—	—
Loan Receivable	1,064	1,064
Total Current Assets	10,507	11,907

Fixed Assets
Vehicles, net	4,150	4,870
Total Fixed Assets	4,150	4,870
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$134,232	$136,352

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$136,500	$119,200
Accounts Payable and Accrued Liabilities	16,400	12,222
Note Payable, Current Portion	2,277	2,277
Total Current Liabilities	155,177	133,699
Note Payable, less current portion	48,423	48,423
Total Liabilities	203,600	182,122

Commitments and Contingencies (Note 3)	—	—

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(396,368)	(372,770)
Total Stockholders’ (Deficit) Equity	(69,368)	(45,770)
Total Liabilities and Stockholders’ (Deficit) Equity	$134,232	$136,352

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Revenue
Sales	$39,761	$25,164	$69,116	$76,044
Total Revenue	39,761	25,164	69,116	76,044

Cost of Sales	6,643	6,930	11,825	13,694

Gross Profit	33,118	18,234	57,291	62,350
Operating Expenses
Professional Fees	18,850	—	31,740	13,000
Advertising and Marketing	2,359	26,922	4,837	32,393
Depreciation and Amortization	360	360	720	720
Consulting	12,400	12,600	20,800	25,200
General and Administrative	10,447	3,146	21,265	13,209
Total Operating Expense	44,416	43,028	79,362	84,522
Operating Loss	(11,298)	(24,794)	(22,071)	(22,172)
Other Expense
Interest Expense	798	1,020	1,527	1,749
Loss before Income Tax	(12,096)	(25,814)	(23,598)	(23,921)
Provision for Income Tax		—		—
Net (Loss)	$(12,096)	$(25,814)	$(23,598)	$(23,921)

Basic and Diluted earnings per shares on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000	73,200,000	73,200,000

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2023	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Loss	—	—	—	1,893	1,893
Balance March 31, 2024	73,200,000	$73,200	$253,800	$(313,042)	$13,958
Net Loss	—	—	—	(25,814)	(25,814)
Balance June 30, 2024	73,200,000	$73,200	$253,800	$(338,856)	$(11,856)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)
Net Income	—	—	—	(11,502)	(11,502)
Balance March 31, 2025	73,200,000	$73,200	$253,800	$(384,272)	$(57,272)
Net Loss	—	—	—	(12,096)	(12,096)
Balance June 30, 2025	73,200,000	$73,200	$253,800	$(396,368)	(69,368)

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Operating Activities
Net Loss	$(23,598)	$(23,921)
Adjustments to Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and Amortization	720	720
Changes in Operating Assets and Liabilities
Accounts Receivable		—
Accrued Compensation	17,300	9,100
Accounts Payable and Accrued Liabilities	4,178	(5,674)
Net Cash from Operating Activities	(1,400)	(19,775)

Investing Activities
Loan Receivable	—	18,486
Purchase of Automobile	—	—
Net Cash from Investing Activities	—	18,486

Net Change in Cash	(1,400)	(1,289)

Cash at Beginning of Period	10,843	22,871

Cash at End of Period	$9,443	$21,582

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$749
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

Certiplex Corporation

Notes To the Unaudited Financial Statements

June 30, 2025

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

Basis Of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2025 and December 31, 2024. Interim results are not necessarily indicative of full year performance.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The cash equivalents as of June 30, 2025 and December 31, 2024 were $9,443 and $10,843, respectively.

Fixed Assets

The Company values its investment in property, equipment, and vehicles at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method, over the estimated useful lives of the assets, which is five years for vehicles. For the three months ended June 30, 2025 and 2024, depreciation expense totaled $360 and $320, respectively

Licensing Rights

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

As of June 30, 2025 and December 31, 2024, the Company had licensing rights of $97,000 and accumulated amortization of $2,425. On July 12, 2022, the Company acquired non-exclusive distribution rights with an indefinite term from Tradewinds Universal for its Protein Bar for $25,000.

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

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery

Fair Value of Financial Instruments

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of June 30, 2025 and December 31, 2024. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at June 30, 2025 and December 31, 2024.

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

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for the six months ended June 30, 2025 and 2024.

Advertising Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company had $2,359 and $26,922 in advertising expenses for the three months ended June 30, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2025, that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2025, and December 31, 2024, the Company had an accumulated deficit $396,368 and $372,770 respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net for 2025 and 2024 consisted of the following:

Segment Disclosures for the quarters ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Total Assets	$134,232	$148,152
Sales:
Web Related Sales	$39,761	$25,164
Net Sales	39,761	25,164
Cost of sales
Web Site Design	6,643	6,930
Gross Profit	33,118	18,234
Sales, marketing and support
General and Administrative	10,447	3,146
Consulting	12,400	12,600
Advertising and Marketing	2,359	26,922
Professional Fees	18,850	—
Depreciation and Amortization	360	360
Interest Expense	798	1,020
OPERATING PROFIT/ LOSS	$(12,096)	$(25,814)

Note 4 – Commitments and Contingencies

The Company has a consulting agreement with its President, whereby the Company pays a monthly fee of $4,200. As of June 30, 2025 and December 31, 2024, $136,500 and $119,200 has been accrued, respectively, related to the consulting agreement, which is included within accrued compensation on the balance sheets. The total consulting expenses were $12,400 and $12,600 for the three months ended June 30, 2025 and 2024, respectively. The transaction and amounts are not necessarily what third parties would agree to.

Note 5 – Related Party Transactions

The Company has a consulting agreement with its President, whereby the Company pays a monthly fee of $4,200. As of June 30, 2025 and December 31, 2024, $136,500 and $119,200 has been accrued, respectively, related to the consulting agreement, which is included within accrued compensation on the balance sheets. For the three month periods ended June 30, 2025 and 2024, the Company has expensed $12,400 and $12,600, respectively, related to the consulting agreement, of which $8,400 and $5,950, respectively, is recorded within cost of sales and $12,600 is recorded within consulting expenses on the statements of operations. For the six month periods ended June 30, 2025 and 2024, the Company has expensed $32,150 and $25,200, respectively, related to the consulting agreement, of which $16,533 and $21,850, respectively, is recorded within cost of sales and $25,200 is recorded within consulting expenses on the statements of operations.

Note 6 – Loan Receivable

The Company made an unsecured loan to one of its customers in the amount of $34,940 on October 11, 2022 with a 10% interest rate due and payable on October 11, 2023. As of June 30, 2025 and December 31, 2024 the total interest was $1,064 and $1,064, respectively. The Company agreed to a eight-month extension of the loan from the year end December 31, 2023.

Note 7 – Notes Payable

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

Loan Maturity:

For the Year	Loan Maturity Amount
2025	$2,277
2026	1,204
2027	1,220
2028	1,298
2029	1,347
Thereafter	43,354
Total	$50,700

Note 8 – Income Taxes

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

The Company's net loss before income taxes totaled $23,598 and $23,921 for the six months ended June 30, 2025 and 2024, respectively.

The components of the Company's deferred tax asset and the reconciliation of income taxes, computed at a combined statutory federal rate of 21% and a Montana state tax rate of 6.75% (effective combined rate of 26.23%), to the recorded income tax amount as of June 30, 2025, and December 31, 2024, are as follows:

	2025	2024
Net operating loss carry forward	$396,368	$372,770
Effective combined tax rate	26.23%	26.23%
Deferred tax asset	103,953	97,785
Less valuation allowance	(103,953)	(97,785)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the Company's ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset. The change in the valuation allowance during the six month periods ended June 30, 2025, and year ended December 31, 2024 were $6,168 and $16,050, respectively.

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

Note 9 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2025 to the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

For the six months ended June 30, 2025, we had gross revenues of $69,116 of which a majority was derived from multi-media work (website design and SEO). For the six months ended June 30, 2025, we had total operating expenses of $79,362 and a net loss of $23,598.

For the year ended December 31, 2024, we had gross revenues of $132,974 of which $102,974 was derived primarily from multi-media work (website design and SEO) and marketing revenue of $30,000. For the year ended December 31, 2024, we had total expenses of $139,295 and a net loss of $23,000.

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

Results of Operations

For the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

For the six months ended June 30, 2025

For the six months ended June 30, 2025, we had gross revenues of $69,116 which was derived primarily from multi-media work (website design and SEO). The decrease in revenues was primarily due to reduced project volume. For the six months ended June 30, 2025, we had total expenses of $80,889 consisting of cost of goods sold of $11,825, advertising and marketing of $4,837, depreciation and amortization expense of $720, professional fees of $31,740, consulting fees of $20,800, interest expense of $1,527, and general and administrative expense of $21,265 resulting in a net loss of $23,598.

For the six months ended June 30, 2024

For the six months ended June 30, 2024, we had gross revenues of $76,044 which was derived primarily from multi-media work (website design and SEO). For the six months ended June 30, 2024, we had total expenses of $86,271 consisting of cost of goods sold of $13,694, advertising and marketing of $32,393, depreciation and amortization expense of $720, professional fees of $13,000, consulting fees of $25,200, interest expense of $1,749, and general and administrative expense of $13,209 resulting in a net loss of $23,921.

For the three months ended June 30, 2025

For the three months ended June 30, 2025, we had gross revenues of $39,761 which was derived primarily from multi-media work (website design and SEO). For the three months ended June 30, 2025, we had total expenses of $45,059 consisting of cost of goods sold of $6,643, advertising and marketing of $2,359, depreciation and amortization expense of $360, professional fees of $18,850, consulting fees of $12,400, interest expense of $798, and general and administrative expense of $10,447 resulting in a net loss of $12,096.

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

Liquidity and Capital Resources

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

During the six months ended June 30, 2025, we used $(1,400) in cash from operating activities compared to $(19,775) used in cash from operating activities during the six months ended June 30, 2024.

For the six months ended June 30, 2025, we had $0 from investing activities, compared to $18,486 from investing activities during six months ended June 30, 2024, which resulted from the repayment of a loan.

The Company has insufficient cash resources available to fund its primary operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $396,368 and $372,770, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the six months period ended June 30, 2025 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the six months ended June 30, 2025.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six months ended June 30, 2025.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 22, 2025	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer

