Form 10-Q
period 2025-09-30
Certiplex Corp
filed 2025-11-28
CIK 1755347

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2025
Common Stock, $0.001 par value per share	73,200,000

CERTIPLEX CORPORATION

TABLE OF CONTENTS

1

PART I - financial INFORMATION

Item 1. Financial Statements

Unaudited Financial Statements

Certiplex Corporation

CERTIPLEX CORPORATION

BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$7,810	$10,843
Loan Receivable	1,064	1,064
Total Current Assets	8,874	11,907

Fixed Assets
Vehicles, net	3,790	4,870
Total Fixed Assets	3,790	4,870
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$132,239	$136,352

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$147,100	$119,200
Accounts Payable and Accrued Liabilities	12,242	8,984
Accrued Interest SBA Loan	3,481	3,238
Note Payable, Current Portion	2,277	2,277
Total Current Liabilities	165,100	133,699
Note Payable, less current portion	48,423	48,423
Total Liabilities	213,523	182,122

Commitments and Contingencies (Note 4)		—

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(408,284)	(372,770)
Total Stockholders’ (Deficit) Equity	(81,284)	(45,770)
Total Liabilities and Stockholders’ (Deficit) Equity	$132,239	$136,352

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Revenue
Licensing Rights	$—	$—	$—	$—
Card and Bank Reward income	147	—	437	—
Sales	29,548	17,779	98,374	93,824
Total Revenue	29,695	17,779	98,811	93,824

Cost of Sales	5,178	4,636	17,003	16,830

Gross Profit	24,518	13,143	81,808	76,993
Operating Expenses
Professional Fees	6,202	4,500	37,942	18,000
Advertising and Marketing	10,232	53	15,069	29,933
Depreciation and Amortization	360	360	1,080	1,080
Consulting	13,400	8,400	34,200	33,600
General and Administrative	5,310	16,920	26,574	34,459
Total Operating Expense	35,504	30,233	114,865	117,072
Operating Loss	(10,986)	(17,090)	(33,057)	(40,079)
Other Expense
Other Interest Expense	201	—	270	—
Interest Expense SBA	729	351	2,187	1,283
Loss before Income Tax	(11,916)	(17,441)	(35,514)	(41,362)
Provision for Income Tax	—	—	—	—
Net Loss	$(11,916)	$(17,441)	$(35,514)	$(41,362)

Basic and Diluted earnings per shares on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000	73,200,000	73,200,000

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED September 30, 2024 AND 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2023	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Income	—	—	—	1,893	1,893
Balance March 31, 2024	73,200,000	$73,200	$253,800	$(313,042)	$13,958
Net Loss	—	—	—	(25,814)	(25,814)
Balance June 30, 2024	73,200,000	$73,200	$253,800	$(338,856)	$(11,856)
Net Loss	—	—	—	(17,441)	(17,441)
Balance September 30, 2024	73,200,000	$73,200	$253,800	$(356,297)	$(29,297)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)
Net Loss	—	—	—	(11,502)	(11,502)
Balance March 31, 2025	73,200,000	$73,200	$253,800	$(384,272)	$(57,272)
Net Loss	—	—	—	(12,096)	(12,096)
Balance June 30, 2025	73,200,000	$73,200	$253,800	$(396,368)	$(69,368)
Net Loss	—	—	—	(11,916)	(11,916)
Balance September 30, 2025	73,200,000	$73,200	$253,800	$(408,284)	$(81,284)

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating Activities
Net Loss	$(35,514)	$(41,362)
Adjustments to Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and Amortization	1,080	1,080
Changes in Operating Assets and Liabilities
Accounts Receivable	—	198
Loan Receivable	—	18,485
Accrued Interest SBA Loan	243	—
Accrued Compensation	27,900	14,350
Accounts Payable and accrued liabilities	3,258	—
Net Cash from Operating Activities	(3,033)	(13,955)

Investing Activities
Purchase of Fixed Asset	—	—
Net Cash from Investing Activities	—	—

Net Cash from Financing Activities
Payments on Note Payable	—	1,117
Net Cash used in Financing Activities	—	1,117

Net Change in Cash	(3,033)	(12,836)

Cash at Beginning of Period	10,843	22,871

Cash at End of Period	$7,810	$10,033

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

Certiplex Corporation

Notes To the Unaudited Financial Statements

September 30, 2025

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

Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents totaled $7,810 as of September 30, 2025, and $10,843 as of December 31, 2024.

Fixed Assets

Property, equipment, and vehicles are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over estimated useful lives of five years for vehicles. Depreciation expense was $360 and $1,080 for the three and nine months ended September 30, 2025, respectively (2024: $360 and $1,080).

Licensing Rights

In accordance with ASC 350, costs incurred to acquire intangible assets are capitalized. The Company’s intangible assets include:

  Pro Sun Lighting licensing rights, initially amortized over 10 years. Following a September 2021 amendment extending the term indefinitely, amortization ceased. As of September 30, 2025, the carrying amount was $94,575.
  Distribution rights for a protein bar product acquired July 2022 from Tradewinds Universal for $25,000, with an indefinite useful life.

Management reviews intangible assets periodically for impairment.

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of September 30, 2025 and December 31, 2024. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at September 30, 2025 and December 31, 2024.

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

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for the nine months ended September 30, 2025 and 2024.

Advertising Expenses

Advertising and marketing costs are expensed as incurred. Advertising expense totaled $10,232 and $15,069 for the three and nine months ended September 30, 2025, respectively and $53 and $29,933 for the three and nine months ended September 30, 2024, respectively.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2025 that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company has incurred recurring losses and had an accumulated deficit of $408,284 as of September 30, 2025. Stockholders’ equity reflected a deficit of $(81,284). These factors raise substantial doubt about the Company’s ability to continue as a going concern

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent on securing additional financing and ultimately achieving profitable operations. Management is pursuing equity financing and strategic partnerships, but no assurances can be provided. The financial statements do not include adjustments that might result from this uncertainty.

Although the Company believes such plans, if executed, should provide the Company with financing to meet its needs, successful completion of such plans is dependent on factors outside the Company’s control. As a result, management has concluded that the aforementioned conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the condensed financial statements are issued.

Note-3 – Segment Disclosures

Reportable segments. The Company evaluates performance based on (i) Web-Related Services & Product Sales (website design, integration, SEO, content, and other multimedia services) and (ii) Licensing (Pro Sun Lighting and other distribution/licensing rights). Operating expenses are managed centrally and are not allocated to segments. Licensing generated no revenue in September 30, 2025 or 2024.

Segment Disclosures for the quarters ended September 30, 2025 and 2024:

Schedule of segment disclosure
	September 30, 2025	September 30, 2024
Total Assets	$132,239	$148,152
Sales:
Web Related Sales	$29,695	$17,779
Net Sales	29,695	29,548
Cost of sales
Web Site Design	5,178	4,636
Gross Profit	24,518	13,143
Sales, marketing and support
General and Administrative	5,310	16,920
Consulting	13,400	8,400
Advertising and Marketing	10,232	53
Professional Fees	6,202	4,500
Depreciation and Amortization	360	360
Interest Expense	930	351
OPERATING PROFIT/ LOSS	$(11,916)	$(17,441)

Note-4 - Commitments and Contingencies

The Company has a consulting agreement with its President requiring monthly payments of $4,200. As of September 30, 2025 and December 31, 2024, accrued compensation under this agreement was $147,100 and $119,200, respectively. For the three and nine months ended September 30, 2025, expenses under this agreement were $12,600 and $37,800, respectively (2024: $8,400 and $33,600).

The Company is not currently involved in any legal proceedings or other commitments requiring disclosure.

Note 5– Related Party

The consulting arrangement with the President, disclosed in Note 4, represents a related-party transaction. Amounts accrued and expensed are not necessarily indicative of terms that would be available from unrelated third parties.

Note 6– Loan Receivable

On October 11, 2022, the Company issued an unsecured loan of $34,940 to a customer at a 10% annual interest rate. The loan was originally due October 11, 2023, and subsequently extended. As of September 30, 2025 and December 31, 2024, the outstanding balance including accrued interest was $1,064.

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

Loan Maturity:

Schedule of loan maturity
For the Year	Loan Maturity Amount
2025	$5,515
2026	1,050
2027	1,090
2028	1,298
Thereafter	40,747
Total	$50,700

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

The Company recorded a net loss before income taxes of $35,271 for the nine months ended September 30, 2025, compared with $41,362 for the nine months ended September 30, 2024.

The components of the Company’s deferred tax assets and reconciliation of income taxes, computed at the combined statutory federal tax rate of 21% and the Montana state tax rate of 6.75%, as of September 30, 2025 and December 31, 2024, are as follows:

Schedule of deferred tax asset and reconciliation of income taxes
	September 30, 2025	December 31, 2024
Net operating loss carryforward	$408,284	$372,770
Effective federal tax rate	21%	21%
Effective state tax rate	6.75%	6.75%
Deferred tax asset	$113,299	$103,206
Less: valuation allowance	(113,299)	(103,206)
Net deferred tax asset	$—	$—

Due to continued losses and uncertainties regarding the Company’s ability to generate future taxable income, a full valuation allowance has been established to offset deferred tax assets. The increase in the valuation allowance during the nine months ended September 30, 2025 was approximately $10,093.

For federal purposes, NOLs arising in tax years beginning after December 31, 2017 do not expire and are subject to an 80% of taxable income limitation. State NOL carryforwards may have different expiration and limitation rules.

The Company has adopted the provisions of ASC 740, Income Taxes, relating to uncertainty in income tax positions. Management has concluded that there were no material uncertain tax positions as of September 30, 2025 or December 31, 2024. The Company’s tax returns for years 2018 forward remain subject to examination by major taxing authorities.

Note 9– Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2025 to the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

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

GENERAL

Overview

Certiplex Corporation is a full-service multi-media company with a multi-operational approach focused on providing business-ready solutions. Our services include business module development, website and mobile app integration and design, SEO (Search Engine Optimization), social media integration, and online video/photography content creation and distribution. In addition, the Company owns the licensing rights to the Pro Sun Lighting system for residential and commercial use, which we market through distributors.

Our revenues are derived primarily from multimedia design and development projects, with additional opportunities expected from licensing rights. We continue to pursue growth in web and mobile integration, SEO and marketing services, and licensing arrangements.

The Company has been capitalized primarily through operations and proceeds from private placement offerings. However, we have not yet established a recurring source of revenues sufficient to cover operating costs, and management continues to evaluate options for equity financing and potential acquisitions aligned with our business model.

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

Results of Operations

Three Months Ended September 30, 2025 vs. September 30, 2024

Revenue: For the three months ended September 30, 2025, revenues increased to $29,695, compared with $17,779 in the same period of 2024. Growth was driven by higher multimedia and website design sales.

Gross Profit: Gross profit improved to $24,518 from $13,143 in the prior-year period, reflecting stronger revenues and stable cost of sales.

Operating Expenses: Operating expenses rose significantly to $35,504 in September 30, 2025 compared with $30,233 in September 30, 2024. Increases were primarily attributable to consulting costs ($13,400) in September 30, 2025 versus $8,400 in September 30, 2024, and advertising and marketing ($10,232 versus $53), reflecting investments in business development and promotional activities.

Operating Loss: As a result, operating loss decreased to $(10,986) in September 30, 2025 versus $(17,090) in September 30, 2024.

Other Expense: Other expense increased modestly, driven by interest expense totaling $930 during the 2025 quarter (compared to $351 in 2024), largely related to SBA loan interest.

Net Loss: Net loss for the three months ended September 30, 2025 decreased to $(11,916), compared with $(17,441) for the three months ended September 30, 2024. The improvement reflects higher revenues and gross profit offset by increased operating and interest expenses.

Nine Months Ended September 30, 2025 vs. September 30, 2024

Revenue: For the nine months ended September 30, 2025, total revenues were $98,811, modestly higher than $93,824 reported for the same period in 2024. The increase was primarily attributable to stronger sales of multimedia services.

Gross Profit: Gross profit was $81,808 in the 2025 nine-month period, compared with $76,993 in 2024, due to the revenue increase.

Operating Expenses: Operating expenses totaled $114,865 in the 2025 nine-month period, compared to $117,072 in 2024. The increase was driven by higher consulting ($34,200 vs. $33,600) and advertising and marketing ($15,069 vs. $29,933) expenses. Overall, the decline in advertising and general and administrative expenses offset increases in professional fees.

Net Loss: Net loss decreased to $(35,514) in 2025 versus $(41,362) in 2024. The improvement reflects increased gross profit and lower operating expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, compared to the year ended December 31, 2024

As of September 30, 2025, we had cash and cash equivalents of $7,810, compared to $10,843 at December 31, 2024. Net cash used in operating activities for the nine months ended September 30, 2025 was $(3,033), compared to $(13,955) in the same period of 2024. The reduced cash outflow in 2025 reflects tighter working capital management, including higher accrued compensation and accounts payable balances.

Total assets decreased slightly to $132,239 as of September 30,2025, from $136,352 at December 31, 2024. The decline was primarily due to cash usage and depreciation of fixed assets.

Total liabilities increased to $213,523 at September 30, 2025, from $182,122 at December 31, 2024. The increase was largely driven by higher accrued compensation and accounts payable.

The Company has not yet established sufficient recurring revenue to sustain operations and continues to operate with a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern without securing additional financing. We are exploring equity financing and other strategic alternatives to strengthen our balance sheet and support growth initiatives.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the nine months period ended September 30, 2025, and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued or sold during the nine months that ended September 30, 2025.

Item 3. Defaults upon Senior Securities

No senior securities were issued or outstanding during the nine months ended September 30, 2025.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 26, 2025	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer

