Form 10-K
period 2025-12-31
Certiplex Corp
filed 2026-05-13
CIK 1755347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Certiplex Corporation

(Exact name of registrant as specified in its charter)

———————

Montana	000-56698	83-1632905
(State or other jurisdiction of	(Commission File Change)	(I.R.S. Employer
incorporation or organization)		Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

As of June 28, 2025 (the last business day of the registrant's most recent annual report), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 28,200,000 shares of common stock held by non-affiliates of the issuer on such date was $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of March 31, 2026, the Company is not yet trading on any exchanges. The registrant had 73,200,000 shares of common stock, par value $0.001 per share, outstanding.

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

-	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

-	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

-	The COVID-19 outbreak caused disruptions in our development operations, which have resulted in delays in existing projects and may have additional negative impacts on our operations.

-	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

-	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

-	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

-	We depend upon key personnel and need additional personnel.

-	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

-	There is currently no public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

-	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

-	Because we plan to be quoted on the OTCMarkets instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

-	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

-	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

-	Shares eligible for future sale may adversely affect the market for our Common Stock.

-	You may experience future dilution as a result of future equity offerings.

-	Our charter documents and Wyoming law may inhibit a takeover that stockholders consider favorable.

-	There are limitations on director/officer liability.

-	Penny stock regulations may impose certain restrictions on marketability of our securities.

-	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

Online Shopping Trends

  Global Online Shoppers: In 2025, approximately 2.71 billion individuals worldwide engaged in online shopping, marking a 2.7% increase from the previous year. This figure is projected to reach 2.77 billion by 2025.
  E-commerce Sales: Global retail e-commerce sales are anticipated to exceed $4.1 trillion in 2025, with expectations of continued growth in subsequent years. statista.com+1yaguara.co+1

Consumer Behavior

  Pre-Purchase Research: A significant majority of online shoppers, approximately 88%, conduct online research before purchasing a product, underscoring the importance of a robust online presence for businesses.

Small Business Digital Engagement

  Digital Marketing Investment: Nearly 47% of small businesses in the U.S. plan to increase their digital marketing budgets in 2025, reflecting the growing importance of digital channels in reaching and engaging customers. winsavvy.com+1luisazhou.com
  Online Sales: Approximately 36% of small or personal businesses conduct their sales online, highlighting the critical role of e-commerce platforms in small business operations.

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

Just because people are hasty doesn’t mean they don’t do their due diligence. About 88% of consumers research online before purchasing a product to ensure they’re getting a good deal on an item. (Source: Pymnts.com)

 Amazon has a $1.32 trillion market cap as of 2024.

Amazon is the giga-corporation that dwarfs all other mega-corporations, with an estimated market cap of 1.32 trillion dollars to date in 2024. In comparison, Apple’s market cap at the end of the 2015 fiscal year was a mere 318 billion dollars (Source: Pymnts.com)

70% of small-to-mid-sized businesses (SMBs) are investing more in their digital presence.

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

eCommerce is pretty big, and it’s only getting bigger as time goes by. The global eCommerce market was valued at 14.30 trillion USD in 2021. (Source: Statista.com) Ecommerce is expected to grow by 8.9% in 2024. (https://www.insiderintelligence.com/content/global-retail-ecommerce-forecast-2024)

Hybrids of eCommerce and social media are on the rise.

As the internet grows, the line between existing platforms, media, and technologies becomes more blurred. Social media platforms such as Facebook are slowly adding eCommerce elements to their websites, allowing customers to purchase things without ever leaving the social media platform.

(Source: Revenueriver.com)

According to Statista, current market data states that 25 percent of global internet users consume online video every day, with 24 percent of U.S. internet users doing so. Google Sites, which include YouTube, are ranked at the top of U.S. online video properties, currently attracting approximately 368 million users per day (https://thesocialshepherd.com/blog/youtube-statistics). Other popular U.S. video sites are Yahoo! Sites, VEVO and NDN, which stand out due to user engagement or number of streams. With the increasing usage of mobile devices such as smartphone and tablets, the current worldwide mobile video traffic is also estimated to amount to 1.46 million TB (terabytes) per month. The number of mobile phone video viewers in the United States is projected to reach 307 million in 2024. [http://www.statista.com/topics/1137/online-video/]

BUSINESS MODULES

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

Pro Sun Lights

We obtained the non-exclusive worldwide licensing rights, except for Canada (where we hold exclusive licensing rights as part of the agreement), for the Pro Sun LED Lighting System from Optimized Fuel Technologies ("Licensor") on June 10, 2021, for the total of ninety-seven thousand dollars ($97,000). This amount was paid through 9,700,000 common shares of the Company to the shareholders of Optimized Fuel Technologies who were shareholders as of the signing date of the agreement. The licensing rights stipulate a $20 per unit royalty payment to be remitted to Optimized Fuel Technologies.

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

As of the latest available data, the exact number of applications for cannabis cultivation licenses nationwide is not specified. However, in the second quarter of 2025, the United States saw a 21% increase in pending and approved marijuana business licenses, totaling 5,687—the highest in over two years. This surge was largely driven by states like New Jersey and New York, with New York accounting for nearly 80% of new applications nationwide and experiencing a 1,131% annual increase in pre-licensing activity due to its adult-use market rollout. CRB Monitor News+2MJBizDaily+2MJBizDaily+2. Indoor growing of cannabis has become the most popular and sustainable method. As fierce competition grows, LED lights have become more popular among growers as a way of reducing cost. This is not just only for cannabis, but the entire horticulture industry.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition, cash flows, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part I, Item 1A, “Risk Factors.”

GENERAL

Overview

Certiplex Corporation is a full-service multi-media company with a multi-operational approach focused on providing business-ready solutions. Our services include business module development, website and mobile app integration and design, SEO (Search Engine Optimization), social media integration, and online video and photography content creation and distribution. In addition, the Company owns licensing rights to the Pro Sun Lighting system for residential and commercial use, which it markets through distribution channels.

Our revenues are derived primarily from multimedia design and development services. While the Company maintains licensing rights, no licensing revenue was generated during the year ended December 31, 2025. Management continues to pursue growth in web and mobile integration services, SEO and marketing services, and potential licensing opportunities.

The Company has been capitalized primarily through operations and prior financing activities. However, we have not yet established a recurring revenue base sufficient to cover operating costs. Management continues to evaluate options for additional capital through equity or debt financing.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

Revenue consists primarily of fees earned from multimedia services, including website design, SEO services, and business module development. Revenue is recognized when control of the promised goods or services is transferred to the customer, typically upon delivery of services.

The Company also holds licensing rights; however, no licensing revenue was recognized during the year ended December 31, 2025 or 2024.

Results of Operations

Year Ended December 31, 2025 vs. December 31, 2024

Revenue

Revenue for the year ended December 31, 2025 was $143,847, compared to $120,498 for the year ended December 31, 2024. The increase of $23,349 was primarily attributable to higher multimedia and website design service sales.

Cost of Sales and Gross Profit

Cost of sales remained relatively consistent at $22,054 in 2025 compared to $22,089 in 2024.

Gross profit increased to $121,793 in 2025 from $98,409 in 2024, reflecting the increase in revenue while maintaining stable direct costs.

Operating Expenses

Total operating expenses increased to $166,616 in 2025 compared to $154,625 in 2024.

Key changes include:

  Consulting expenses increased to $64,308 from $42,000
  Professional fees increased to $43,340 from $24,895
  General and administrative expenses decreased to $33,836 from $44,473
  Advertising and marketing expenses decreased to $23,692 from $41,817

The overall increase in operating expenses was primarily driven by higher consulting and professional fees.

Operating Loss

Operating loss improved to $(44,823) in 2025 compared to $(56,216) in 2024, primarily due to increased revenue and gross profit, partially offset by higher operating expenses.

Other Expense

Other expense totaled $2,438 in 2025, compared to $1,619 in 2024. The increase was primarily due to interest expense, including $1,910 related to the Company’s SBA loan and $528 of other interest expense.

Net Loss

Net loss for the year ended December 31, 2025 was $(47,261), compared to $(57,835) for 2024. The improvement reflects increased revenue and gross profit, partially offset by higher operating and interest expenses.

Liquidity and Capital Resources

Year Ended December 31, 2025 Compared to December 31, 2024

As of December 31, 2025, the Company had cash and cash equivalents of $4,666, compared to $10,843 at December 31, 2024.

Net cash used in operating activities for the year ended December 31, 2025 was $(6,177), compared to $(12,028) for the prior year. The reduction in cash used reflects improved operating performance and higher accrued compensation, partially offset by a decrease in accounts payable and accrued liabilities.

Total assets decreased to $128,735 at December 31, 2025 from $136,352 at December 31, 2024, primarily due to reductions in cash and depreciation of fixed assets.

Total liabilities increased to $220,766 at December 31, 2025 from $182,122 at December 31, 2024, primarily due to an increase in accrued compensation, partially offset by lower accounts payable and accrued liabilities and revised SBA loan presentation.

The Company continues to operate with a stockholders’ deficit of $(92,032) as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this through revenue growth and potential financing.

The Company has no current off-balance sheet arrangements and does not anticipate entering into any such arrangements.

Plan of Operation

The Company plans to continue expanding its core business operations, including website design, multimedia services, SEO services, and business module development. The Company will also continue to pursue monetization opportunities related to its licensing rights.

Management may seek additional financing through equity or debt offerings. At present, the Company has no committed financing arrangements.

The Company is also evaluating potential acquisitions that align with its business model, although no agreements have been executed.

Marketing and Sales Efforts

The Company’s marketing efforts will focus on expanding its digital presence through SEO optimization and online marketing initiatives. Sales are expected to be driven primarily through the Company’s website and digital channels.

The Company may also explore additional marketing channels, including partnerships and outbound sales strategies, to expand its customer base.

Successful execution of the Company’s strategy depends on several factors, including:

  The ability to anticipate and respond to customer demand
  The ability to effectively market and deliver services
  The ability to secure additional financing
  The ability to compete effectively within the industry

Adverse changes in these factors could materially impact the Company’s business, financial condition, and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Certiplex Corporation

Table of Contents

December 31, 2025

Report of Independent Registered Public Accounting firm

To the Stockholders and the Board of Directors of Certiplex Corporation

Opinion on the Financial Statements

We have audited the accompanying Balance Sheet of Certiplex Corporation (the “Company”) as of December 31, 2025, and the Statement of Operations, Statement of Changes in Stockholders’ (Deficit) Equity, and Statement of Cash Flows for the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2024, were audited by other auditors whose report dated March 31, 2025, expressed an unqualified opinion on those statements.

Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2025 and 2024, the Company had an accumulated deficit of USD 419,032 and USD 372,770 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty by pursuing equity and debt financing. There is no assurance that the Company’s plans to raise capital will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

   For, PIPARA & CO LLP (6841)

Place: New Delhi
Date: May 13, 2026

We have served as the Company’s auditor since 2025.

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

Astra Audit & Advisory, LLC

Tampa, FL

March 31, 2025

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

CERTIPLEX CORPORATION

BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$4,666	$10,843
Accounts Receivable	—	—
Loan Receivable	1,064	1,064
Total Current Assets	5,730	11,907

Fixed Assets
Vehicles, net	3,430	4,870
Total Fixed Assets	3,430	4,870
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$128,735	$136,352

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$159,700	$119,200
Accounts Payable and Accrued Liabilities	11,366	12,222
Note Payable, Current Portion	—	2,277
Total Current Liabilities	171,066	133,699
Note Payable, less current portion	49,700	48,423
Total Liabilities	220,766	182,122

Commitments and Contingencies (Note 4)

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(419,032)	(372,770))
Total Stockholders’(Deficit) Equity	(92,032)	(45,770)
Total Liabilities and Stockholders’ (Deficit) Equity	$128,734	$136,352

See accompanying Notes to the Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue
Sales	$143,847	$120,498
Licensing Rights	—	—
Total Revenue	143,847	120,498

Cost of Sales	22,054	22,089

Gross Profit	121,793	98,409
Operating Expenses
General and Administrative	33,836	44,473
Consulting Expenses	64,308	42,000
Advertising and Marketing	23,692	41,817
Professional Fees	43,340	24,895
Depreciation and Amortization	1,440	1,440
Total Operating Expense	166,616	154,625

Operating Loss	(44,823)	(56,216)

Other Expense
Interest Expense	528	—
Interest Expense SBA Loan	1,910	1,619
Total Other Expense	2,438	—
Loss before Income Tax	(47,261)	(57,835)
Provision for Income Tax	—	—
Net Loss	$(47,261)	$(57,835)

Basic and Diluted earnings per shares on net loss	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000

See accompanying Notes to the Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2022	73,200,000	$73,200	$253,800	$(291,936)	$35,064
Net Loss	—	—	—	(22,999)	(22,999)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(314,935)	$12,065
Net Loss	—	—	—	(57,835)	(57,835)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)
Net Loss	—	—	—	(47,261)	(47,261)
Balance December 31, 2025	73,200,000	$73,200	$253,800	(419,032)	(92,032)

See accompanying Notes to the Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating Activities
Net Loss	$(47,261)	$(57,835)
Adjustments to Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and Amortization	1,440	1,440
Changes in Operating Assets and Liabilities
Accounts Receivable	—	18,683
Accrued Compensation	40,500	31,150
Accounts Payable and Accrued Liabilities	(856)	(5,466)
Net Cash from Operating Activities	(6,177)	(12,028)

Investing activities
Vehicle Purchase	—	—
Payments Received for Loan Receivable	—	—
Net Cash from Investing Activities	—	—

Financing Activities
Payments on SBA Loan		—
Net Cash from Financing Activities		—

Net Change in Cash	(6,177)	(12,028)

Cash at Beginning of Period	10,843	22,871

Cash at End of Period	$4,666	$10,843

Supplemental Cash Flow Information
Cash Paid for SBA Interest	$2,673	$1,619
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Financial Statements

Certiplex Corporation

Notes To the Financial Statements

December 31, 2025

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

Basis Of Presentation

The accompanying audited  financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2025 and 2024.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2025 and December 31, 2024.

Fixed Assets

The Company values its investments in property, equipment, and vehicles at cost, less accumulated depreciation. Depreciation is calculated mainly using the straight-line method over the estimated useful lives of the assets, which is five years for vehicles. For the years ended December 31, 2025, and 2024, the depreciation expense amounted to $1,440 and $1,440, respectively.

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

As of December 31, 2025 and 2024:

  Licensing rights: $97,000
  Accumulated amortization: $2,425
  Net carrying value: $94,575

The Company also acquired distribution rights for $25,000 (indefinite life).

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined that it has no material unrecognized tax assets or liabilities related to uncertain tax positions as of December 31, 2025, and December 31, 2024. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2025 and December 31, 2024.

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

Basic and diluted earnings per share are computed using 73,200,000 weighted average shares outstanding.

Impairment Of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment losses recorded for the years ended December 31, 2025 and 2024.

Advertising and Marketing Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expenses as incurred. For the years ended December 31, 2025 and 2024, respectively, the company had $23,692 and $41,817 in advertising expenses.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2025 that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $419,032 and $372,770, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net for 2025 and 2024 consisted of the following:

Segment Disclosures for the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Total Assets	$128,734	$136,352
Sales:
Web Related Sales	$143,847	$120,498
Licensing Rights
Net Sales	143,847	120,498
Cost of sales
Web Site Design	22,054	22,089
Gross Profit	121,793	98,409
Sales, marketing and support
General and Administrative	33,836	44,473
Consulting	64,308	42,000
Advertising and Marketing	23,692	41,817
Professional Fees	43,340	24,895
Depreciation and Amortization	1,440	1,440
Other Expenses	2,438	1,619
Operating Loss	$47,261	$57,835

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

The Company has a consulting agreement with its President, under which it pays a monthly fee of $4,200. As of December 31, 2025 and December 31, 2024, $159,700 and $119,200 have been accrued, respectively, in relation to the consulting agreement, which is included in accrued compensation on the balance sheets.

Note 5– Related Party

For the years ended December 31, 2025 and 2024, the Company paid total compensation of $51,900, and $50,400  , respectively, which included:

  Website services (cost of sales)
  Consulting compensation

The above transactions and amounts are not necessarily what third parties would agree to.

Note 6– Loan Receivable

The Company made an unsecured loan to one of its customers in the amount of $34,940 on October 11, 2022, with a 10% interest rate due and payable on October 11, 2024. As of December 31, 2025 and December 31, 2024, the total with interest was $1,064 and $1,064, respectively.

Note 7– Notes Payable

The Company entered into an SBA loan during 2020 with an original principal amount of $50,700. The note bears interest at 3.75% per annum and matures on June 3, 2050. The SBA announced extended deferment periods for COVID-19 disaster loans, and the Company’s first required payment was due in December 2022. Based on management’s reconstructed amortization schedule and payment history, the outstanding principal balance as of December 31, 2025 was $49,700, all of which was classified as long-term. No amount was classified as current portion at December 31, 2025. The loan is secured by the assets of the Company.

Balances:

Current	$0
Long-term	$49,700
Total	$49,700

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

The Company's net loss before income taxes totaled $47,261  and $57,835 for the years ended December 31, 2025 and 2024, respectively.

The components of the Company's deferred tax asset and the reconciliation of income taxes, computed at the combined statutory federal rate of 21% and the Montana state tax rate of 6.75%, to the recorded income tax amount as of December 31, 2025 and December 31, 2024, are as follows:

	2025	2024
Net operating loss carry forward	$419,032	$372,770
Effective tax rate	21%	21%
Effective state tax rate	6.75%	6.75%
Deferred tax asset	116,281	103,444
Less valuation allowance	(116,281)	(103,444)
Net deferred tax asset	$—	$—

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

Note 9– Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2025 to the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation of internal controls, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2025 as the Company has no segregation of duties, audit committee or independent board.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended December 31, 2025 and 2024:

Summary Compensation Table

We are an emerging company in the early stages of development. Currently, we have one part-time employee, Varton Berian, who serves as our CEO and Secretary Treasurer. In 2025, he received a salary of $35,100, with an accrued amount of $159,700 as of December 31, 2025. In 2024, he was paid $42,000, with an accrued amount of $119,200 as of December 31, 2024 . As we grow, we may consider engaging independent contractors in the future.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards[1]	All other Compensation	Total
Varton Berian	2025	$35,100	$—	$—	$—	$35,100
Varton Berian	2024	$42,000	$—	$—	$—	$42,000

(1) In 2018, Varton Berian, as founder of the Company, was granted shares totaling 45,000,000 valued at $.001 per share.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through the year ended December 31, 2025.

Compensation of Officers and Directors

Varton Berian serves as our CEO and Secretary Treasurer. In 2025, he received a salary of $35,100, with an accrued amount of $159,700  as of December 31, 2025. In 2024, he was paid $42,000, with an accrued amount of $119,200 as of December 31, 2024.

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

Conflict of Interest - Management's Fiduciary Duties

Our directors and officers may, in their individual capacities, serve as officers, directors, controlling shareholders, or partners of other entities engaged in various businesses. As of December 31, 2025, no conflicts of interest had been identified.

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

As of December 31, 2025, no new warrants were awarded to the executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of December 31, 2025, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Number of Shares	Percentage	Number of Shares	Total Percentage
Varton Berian (1)	45,000,000	62%	45,000,000	62%

(1)Varton Berian is the President and Director of the Company.

(1) Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no promoters of the Company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s directors and officers.

During the year ended December 31, 2025, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pipara & Co LLP currently serves as the Company’s independent registered public accounting firm. In 2025, the Company dismissed Astra Audit & Advisory and engaged Pipara & Co LLP as its independent registered public accounting firm. The change in accountants was not the result of any disagreement with Astra on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Astra’s reports on the Company’s financial statements for prior periods did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Astra’s report on the financial statements for the year ended December 31, 2024 included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

Audit fees billed by the Company’s principal accountants for the fiscal year ended December 31, 2025 were approximately $33,230 and related to professional services rendered in connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2024, and the reviews of the Company’s interim financial statements for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025.

Audit fees billed by the Company’s principal accountants for the fiscal year ended December 31, 2024 were approximately $24,895 and related to professional services rendered in connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2023, and the reviews of the Company’s interim financial statements for the quarters ended June 30, 2024 and September 30, 2024.

PART IV

ITEM 15. EXHIBITS INDEX.

The following exhibits marked are filed with this Registration Statement:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation	S-1	9/15/2023	3.1
3.2	Bylaws	S-1	9/15/2023	3.3
19.1	Insider Trading Policy	10-K	3/31/2025	19.1
10.1	Consulting Agreement	S-1	9/15/2023	10.1
31.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.	Interactive Data files				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2026	Certiplex Corporation

	By:	/s/ Varton Berian
Varton Berian,
Chief Executive Officer

/s/ Varton Berian
Varton Berian,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Varton Berian Varton Berian	President/Chief Executive Officer and Director(principal executive officer)	May 13, 2026

/s/ Varton Berian Varton Berian	Chief Financial Officer and Director (principal accounting officer)	May 13, 2026

