Form 10-Q
period 2026-03-31
Certiplex Corp
filed 2026-06-03
CIK 1755347

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

 As of May 15, 2026, the Company is not yet trading on any exchanges. The registrant had 73,200,000 shares of common stock, par value $0.001 per share, outstanding.

CERTIPLEX CORPORATION

TABLE OF CONTENTS

2

Unaudited Financial Statements

Certiplex Corporation

CERTIPLEX CORPORATION

BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$9,323	4,666
Accounts Receivable	—	—
Loan Receivable	—	1,064
Total Current Assets	9,323	5,730

Fixed Assets
Vehicles, net	3,070	3,430
Total Fixed Assets	3,070	3,430
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$131,968	$128,735

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$170,600	$159,700
Accounts Payable and Accrued Liabilities	12,212	11,367
Total Current Liabilities	182,812	171,067
Note Payable, less current portion	49,700	49,700
Total Liabilities	232,512	220,767

Commitments and Contingencies (Note 4)

Stockholders' (Deficit) Equity
Common Stock $0.001 par value 75,000,000 shares authorized 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(427,544)	(419,032)
Total Stockholders’ (Deficit) Equity	(100,544)	(92,032)
Total Liabilities and Stockholders’ (Deficit) Equity	$131,968	$128,735

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026 (Unaudited)	For the Three Months Ended March 31, 2025 (Unaudited)
Revenue
Sales	$15,774	$29,355
Total Revenue	15,774	29,355

Cost of Sales	4,323	5,182

Gross Profit	11,451	24,173
Operating Expenses
General and Administrative	6,383	10,818
Consulting	8,568	8,400
Advertising and Marketing	2,230	2,478
Professional Fees	1,420	12,890
Depreciation and Amortization	360	360
Total Operating Expense	18,961	34,946

Operating (Loss) Income	(7,510)	(10,773)

Other Expense
Interest Expense	1,003	729
(Loss) Income Before Income Tax	(8,513)	(11,502)
Provision for Income Tax	—	—
Net (Loss) Income	$(8,513)	$(11,502)

Basic and Diluted earnings per share on net (loss) income	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net (loss) income per common share	73,200,000	73,200,000

 See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)
Net Loss	—	—	—	(11,502)	(11,502)
Balance March 31, 2025	73,200,000	$73,200	$253,800	$(384,272)	$(57,272)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2025	73,200,000	$73,200	$253,800	$(419,032)	(92,032)
Net Loss	—	—	—	(8,513)	(8,513)
Balance March 31, 2026	73,200,000	$73,200	$253,800	$(427,544)	$(100,544)

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31 2025
Operating Activities
Net (Loss) Income	$(8,513)	$(11,502)
Adjustments to Reconcile Net (Loss) Income To Net Cash From Operating Activities:
Depreciation and Amortization	360	360
Cash correction of Loan receivable	1,064	—
Changes in Operating Assets and Liabilities
Credit Cards and Other Payables	603	—
Accrued Compensation	10,900	7,100
Accrued Interest SBA Loan	243	—
Accounts Payable - prior period correction	(62)	1,994
Net Cash from Operating Activities	4,595	(2,048)

Investing activities
Net Cash from Investing Activities	—	—

Financing Activities
Prior-period correction	62	—
Net Cash from Financing Activities	62	—
Net Change in Cash	4,657	(2,048)

Cash at Beginning of Period	4,666	10,843

Cash at End of Period	$9,323	$8,795

Supplemental Cash Flow Information
Cash Paid for SBA Interest	$729	$729
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

Certiplex Corporation

Notes to the Unaudited Financial Statements

March 31, 2026

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Certiplex Corporation (“Certiplex” or the “Company”) was incorporated under the laws of the State of Montana on August 7, 2018. Certiplex is a full-service multi-media company with an operational approach focused on:

•	Business ready opportunities through ready-to-sell business modules.

•	Website and mobile app technology integration, design and development.

•	SEO (Search Engine Optimization) and social media integration.

•	Online video and photography content development and distribution.

On September 10, 2021, Certiplex acquired the licensing right to the Pro Sun Lighting system for both residential and commercial use. The Company’s intent is to market the lighting system through its online and social media sources.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete annual financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the results of operations and cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2026 or December 31, 2025.

Fixed Assets

The Company values its investments in property, equipment, and vehicles at cost, less accumulated depreciation. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the assets, which is five years for vehicles. Depreciation expense amounted to $360 for each of the three months ended March 31, 2026 and 2025.

Licensing Rights

Under Accounting Standards Codification (“ASC”) 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. The intangible assets relate to the acquisition of the licensing rights for the Pro Sun Lighting System, which was initially amortized over the estimated useful life or period of benefit of 10 years using the straight-line method. On September 7, 2021, the agreement was amended and the term of the agreement was changed from 10 years to indefinite; therefore, no further amortization was applied after that date.

As of March 31, 2026 and December 31, 2025, licensing rights were $97,000, accumulated amortization was $2,425, and the net carrying value was $94,575. The Company also acquired distribution rights for $25,000, which are considered indefinite-lived intangible assets.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model:

•	Identification of the promised goods or services in the contract;

•	Determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract;

•	Measurement of the transaction price, including the constraint of variable consideration;

•	Allocation of the transaction price to the performance obligations; and

•	Recognition of revenue when, or as, the Company satisfies each performance obligation.

The Company’s main revenue stream is from product and web-related sales and the Company has no performance obligations for which it serves as agent. The performance obligation associated with a typical sale is satisfied upon delivery to customers, and revenue is recognized at that time. Payments are due on demand. The Company does not offer any warranty on its products; however, customers may receive a manufacturer’s warranty.

The Company also may generate revenue from licensing agreements. The Company licenses its intellectual property (“IP”) to outside parties and determines whether the license of IP is a distinct performance obligation in accordance with Topic 606. If the license is not distinct, the license is combined with other goods or services and the combined performance obligation is accounted for using the general revenue recognition model. If the license is distinct, the Company analyzes whether the license is functional or symbolic to assess the timing of revenue recognition. The licensing of IP by the Company was determined to be a distinct performance obligation of symbolic IP, which provides a right to access IP. Topic 606 provides that revenue from licenses of IP deemed to provide a right to use IP is recognized at the point in time when control is transferred.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, accrued expenses, and other current liabilities, approximate fair value because of the short maturity of these instruments.

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

The Company maintains a valuation allowance with respect to deferred tax assets based upon the potential likelihood of realizing the deferred tax assets in the future. The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. Management has determined that the Company has no material unrecognized tax assets or liabilities related to uncertain tax positions as of March 31, 2026 and December 31, 2025. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2026 or December 31, 2025.

Earnings Per Share of Common Stock

The Company computes earnings (loss) per share in accordance with ASC 260. Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share. Basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 were computed using 73,200,000 weighted average shares outstanding.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If impairment exists, a loss is recognized based on the amount by which the carrying amount exceeds fair value. There were no impairment losses recorded for the three months ended March 31, 2026 and 2025.

Advertising and Marketing Expenses

The Company charges the costs of advertising, marketing, and public relations to expense as incurred. For the three months ended March 31, 2026 and 2025, advertising and marketing expenses were $2,230 and $2,478, respectively.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026 that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and therefore substantial doubt exists about the Company’s ability to continue as a going concern. As of March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $427,544 and $419,032, respectively.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Segment Disclosure

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company manages its business as one reportable segment and derives revenues mainly from products, licensing rights and affiliate commissions.

The Company’s CODM is its chief executive officer, who reviews financial information and operating plans for purposes of making operating decisions, evaluating financial performance and allocating resources. The key measure of segment profit or loss used by the CODM to allocate resources and assess performance is the Company’s net income (loss).

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total assets at period end	$131,968	$133,944
Sales - web related sales	15,774	29,355
Net sales	15,774	29,355
Cost of sales	4,323	5,182
Gross profit	11,451	24,173
General and administrative	6,383	10,818
Consulting	8,568	8,400
Advertising and marketing	2,230	2,478
Professional fees	1,420	12,890
Depreciation and amortization	360	360
Other expense - interest expense	1,003	729
Net loss	$(8,513)	$(11,502)

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

The Company has a consulting agreement with its President, under which it pays a monthly fee of $4,200. As of March 31, 2026 and December 31, 2025, $170,600 and $159,700, respectively, had been accrued in relation to the consulting agreement and is included in accrued compensation on the balance sheets.

Note 5 - Related Party

For the three months ended March 31, 2026 and 2025, the Company incurred related-party compensation and services costs that included website services included in cost of sales and consulting compensation. Consulting compensation expense was $8,568 and $8,400 for the three months ended March 31, 2026 and 2025, respectively. The above transactions and amounts are not necessarily what third parties would agree to.

Note 6 - Loan Receivable

The Company made an unsecured loan to one of its customers in the principal amount of $34,940 on October 11, 2022. The loan bore interest at 10% and was due and payable on October 11, 2024.

As of December 31, 2025, the Company’s records reflected a remaining loan receivable balance, including accrued interest, of $1,064. Upon further review, the Company corrected the previously recorded receivable balance through adjustments recorded during the period. Accordingly, no material loan receivable balance remained outstanding as of March 31, 2026.

Note 7 - Notes Payable

The Company entered into an SBA loan during 2020 with an original principal amount of $50,700. The note bears interest at 3.75% per annum and matures on June 3, 2050. The SBA announced extended deferment periods for COVID-19 disaster loans, and the Company’s first required payment was due in December 2022. Based on management’s reconstructed amortization schedule and payment history, the outstanding principal balance as of March 31, 2026 and December 31, 2025 was $49,700, all of which was classified as long-term. No amount was classified as current portion as of March 31, 2026 or December 31, 2025. The loan is secured by the assets of the Company.

	March 31, 2026	December 31, 2025
Current portion	$0	$0
Long-term portion	$49,700	$49,700
Total notes payable	$49,700	$49,700

Note 8 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities due to accumulated net losses.

The Company’s net loss before income taxes totaled $8,513 and $11,502 for the three months ended March 31, 2026 and 2025, respectively.

The components of the Company’s deferred tax asset and the reconciliation of income taxes, computed at the federal statutory rate of 21% and the Montana state tax rate of 6.75%, to the recorded income tax amount as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Net operating loss carryforward	$427,544	$419,032
Federal tax rate	21.00%	21.00%
State tax rate	6.75%	6.75%
Deferred tax asset	118,643	116,281
Less: valuation allowance	(118,643)	(116,281)
Net deferred tax asset	$0	$0

Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset.

The future utilization of the Company’s federal net operating loss and tax credit carryforwards to offset future taxable income, which begin to expire in 2038, may be subject to an annual limitation pursuant to Internal Revenue Code Sections 382 and 383 as a result of ownership changes that may have occurred previously or that could occur in the future. Tax years 2018 forward are subject to examination by major taxing authorities.

Note 9 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2026 through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition, cash flows, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part II, Item 1A, "Risk Factors," if applicable.

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

Our revenues are derived primarily from multimedia design and development services. While the Company maintains licensing rights, no licensing revenue was generated during the three months ended March 31, 2026 or 2025. Management continues to pursue growth in web and mobile integration services, SEO and marketing services, and potential licensing opportunities.

The Company has been capitalized primarily through operations and prior financing activities. However, we have not yet established a recurring revenue base sufficient to cover operating costs. Management continues to evaluate options for additional capital through equity or debt financing.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's unaudited interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable SEC rules for interim financial reporting. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period.

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

The Company also holds licensing rights; however, no licensing revenue was recognized during the three months ended March 31, 2026 or 2025.

Results of Operations

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Revenue

Revenue for the three months ended March 31, 2026 was $15,774, compared to $29,355 for the three months ended March 31, 2025. The decrease of $13,581 was primarily attributable to lower multimedia and website design service sales during the 2026 period.

Cost of Sales and Gross Profit

Cost of sales decreased to $4,323 for the three months ended March 31, 2026 from $5,182 for the three months ended March 31, 2025, a decrease of $859. The 2026 amount includes $80 of resale product purchases. The overall decrease was generally consistent with the decline in revenue.

Gross profit decreased to $11,451 for the three months ended March 31, 2026 from $24,173 for the three months ended March 31, 2025. The decrease of $12,722 was primarily due to lower revenue.

Operating Expenses

Total operating expenses decreased to $18,961 for the three months ended March 31, 2026 compared to $34,946 for the three months ended March 31, 2025, a decrease of $15,985.

Key changes include:

·	General and administrative expenses decreased to $6,383 from $10,818;

·	Consulting expenses increased to $8,568 from $8,400;

·	Advertising and marketing expenses decreased to $2,230 from $2,478;

·	Professional fees decreased to $1,420 from $12,890; and

·	Depreciation and amortization remained consistent at $360 for each period.

The overall decrease in operating expenses was primarily driven by lower professional fees and lower general and administrative expenses during the three months ended March 31, 2026.

Operating Loss

Operating loss improved to $(7,510) for the three months ended March 31, 2026 compared to $(10,773) for the three months ended March 31, 2025. The improvement was primarily due to the decrease in operating expenses, partially offset by lower gross profit.

Other Expense

Interest expense was $1,003 for the three months ended March 31, 2026, compared to $729 for the three months ended March 31, 2025. Interest expense was primarily related to the Company's SBA loan.

Net Loss

Net loss for the three months ended March 31, 2026 was $(8,513), compared to $(11,502) for the three months ended March 31, 2025. The improvement reflects lower operating expenses, partially offset by lower revenue and gross profit.

Liquidity and Capital Resources

Three Months Ended March 31, 2026 Compared to December 31, 2025 and Three Months Ended March 31, 2025

As of March 31, 2026, the Company had cash and cash equivalents of $9,323, compared to $4,666 at December 31, 2025. The increase was primarily attributable to cash provided by operating activities during the three months ended March 31, 2026.

Net cash provided by operating activities for the three months ended March 31, 2026 was $4,595, compared to net cash used in operating activities of $(2,048) for the three months ended March 31, 2025. The improvement reflects changes in accrued compensation, credit cards and other payables, accrued interest, and the cash correction of loan receivable.

There was no cash provided by or used in investing activities during the three months ended March 31, 2026 or 2025.

Net cash provided by financing activities for the three months ended March 31, 2026 was $62, compared to no cash provided by or used in financing activities during the three months ended March 31, 2025.

Total assets increased to $131,968 at March 31, 2026 from $128,735 at December 31, 2025, primarily due to the increase in cash, partially offset by depreciation of fixed assets and increase in cash, partially offset by depreciation of fixed assets and the reduction/correction of the loan receivable balance.

Total liabilities increased to $232,512 at March 31, 2026 from $220,767 at December 31, 2025, primarily due to increases in accrued compensation, credit cards, accrued interest, and other accounts payable and accrued liabilities. The Company's SBA loan balance remained $49,700, all of which was classified as long-term at March 31, 2026.

The Company continues to operate with a stockholders' deficit of $(100,544) as of March 31, 2026, compared to a stockholders' deficit of $(92,032) as of December 31, 2025. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address this through revenue growth and potential financing.

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

Marketing and Sales Efforts

The Company's marketing efforts will focus on expanding its digital presence through SEO optimization and online marketing initiatives. Sales are expected to be driven primarily through the Company's website and digital channels.

The Company may also explore additional marketing channels, including partnerships and outbound sales strategies, to expand its customer base.

Successful execution of the Company's strategy depends on several factors, including:

·	The ability to anticipate and respond to customer demand;

·	The ability to effectively market and deliver services;

·	The ability to secure additional financing; and

·	The ability to compete effectively within the industry.

Adverse changes in these factors could materially impact the Company's business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month period ended March 31, 2026, and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued or sold during the three months that ended March 31, 2026.

Item 3. Defaults upon Senior Securities

No senior securities were issued or outstanding during the three months ended March 31, 2026.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: June 3, 2026	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer

