Form 10-Q
period 2026-06-30
Certiplex Corp
filed 2026-08-17
CIK 1755347

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

 As of June 30, 2026, the Company is not yet trading on any exchanges. The registrant had 73,200,000 shares of common stock, par value $0.001 per share, outstanding.

CERTIPLEX CORPORATION

TABLE OF CONTENTS

2

Unaudited Financial Statements

Certiplex Corporation

CERTIPLEX CORPORATION

BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$1,621	$4,666
Accounts Receivable	—	—
Loan Receivable	—	1,064
Total Current Assets	1,621	5,730

Fixed Assets
Vehicles, net	2,710	3,430
Total Fixed Assets	2,710	3,430
Other Assets
Licensing Rights, net	94,575	94,575
Distribution Rights	25,000	25,000
Total Other Assets	119,575	119,575
Total Assets	$123,906	$128,735

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accrued Compensation	$183,200	$159,700
Accounts Payable and Accrued Liabilities	11,034	11,366
Note Payable, Current Portion	—	—
Total Current Liabilities	194,234	171,066
Note Payable, less current portion	49,700	49,700
Total Liabilities	243,934	220,766

Commitments and Contingencies

Stockholders' (Deficit) Equity
Common Stock $0.001 par value, 75,000,000 shares authorized; 73,200,000 issued and outstanding	73,200	73,200
Additional Paid in Capital	253,800	253,800
Accumulated Deficit	(447,028)	(419,032)
Total Stockholders’ (Deficit) Equity	(120,028)	(92,032)
Total Liabilities and Stockholders’ (Deficit) Equity	$123,906	$128,734

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Revenue
Sales	$25,837	$39,761	$41,611	$69,116
Total Revenue	25,837	39,761	41,611	69,116

Cost of Sales	5,495	6,643	9,737	11,825

Gross Profit	20,343	33,118	31,874	57,291
Operating Expenses
Professional Fees	26,000	18,850	27,420	31,740
Advertising and Marketing	1,538	2,359	3,768	4,837
Depreciation and Amortization	360	360	720	720
Consulting	8,940	12,400	17,508	20,800
General and Administrative	1,930	10,447	8,313	21,265
Purchases	—	—	80	—
Total Operating Expense	38,768	44,416	57,809	79,362

Operating Loss	(18,425)	(11,298)	(25,935)	(22,071)

Other Income (Expense)
Interest Expense	(1,108)	(798)	(2,110)	(1,527)
Other Income	49	—	49	—
Loss before Income Tax	(19,484)	(12,096)	(27,997)	(23,598)
Provision for Income Tax	—	—	—	—
Net Loss	$(19,484)	$(12,096)	$(27,997)	$(23,598)
	—	—	—	—
Basic and Diluted earnings per share on net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	73,200,000	73,200,000	73,200,000	73,200,000

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2024	73,200,000	$73,200	$253,800	$(372,770)	$(45,770)
Net Loss	—	—	—	(11,502)	(11,502)
Balance March 31, 2025	73,200,000	$73,200	$253,800	$(384,272)	$(57,272)
Net Loss	—	—	—	(12,096)	(12,096)
Balance June 30, 2025	73,200,000	$73,200	$253,800	$(396,368)	$(69,368)

Balance December 31, 2025	73,200,000	$73,200	$253,800	$(419,032)	$(92,032)
Net Loss	—	—	—	(8,513)	(8,513)
Balance March 31, 2026	73,200,000	$73,200	$253,800	$(427,545)	$(100,545)
Net Loss	—	—	—	(19,484)	(19,484)
Balance June 30, 2026	73,200,000	$73,200	$253,800	$(447,028)	$(120,028)

See accompanying Notes to the Unaudited Financial Statements

CERTIPLEX CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Operating Activities
Net Loss	$(27,997)	$(23,598)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation and Amortization	720	720
Noncash loan receivable write-off	1,064	—
Changes in Operating Assets and Liabilities
Accounts Receivable	—	—
Accrued Compensation	23,500	17,300
Accounts Payable and Accrued Liabilities	(332)	4,178
Net Cash from Operating Activities	(3,044)	(1,400)

Investing Activities
Loan Receivable	—	—
Purchase of Automobile	—	—
Net Cash from Investing Activities	—	—

Net Change in Cash	(3,044)	(1,400)

Cash at Beginning of Period	4,666	10,843
Cash at End of Period	$1,621	$9,443

Supplemental Cash Flow Information
Cash Paid for Interest	$2,110	$—
Cash Paid for Taxes	$—	$—

See accompanying Notes to the Unaudited Financial Statements

Certiplex Corporation

Notes to the Unaudited Financial Statements

June 30, 2026

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

On June 10, 2021 , Certiplex acquired the licensing right to the Pro Sun Lighting system for both residential and commercial use. The Company’s intent is to market the lighting system through its online and social media sources.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2026 or December 31, 2025.

Fixed Assets

The Company values its investments in property, equipment, and vehicles at cost, less accumulated depreciation. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the assets, which is five years for vehicles. Depreciation expense amounted to $360 for each of the three months ended June 30, 2026 and 2025 and $720 for each of the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, licensing rights were $97,000, accumulated amortization was $2,425, and the net carrying value was $94,575. The Company also acquired distribution rights for $25,000, which are considered indefinite-lived intangible assets.

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

The Company maintains a valuation allowance with respect to deferred tax assets based upon the potential likelihood of realizing the deferred tax assets in the future. The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and establishing measurement criteria for income tax benefits. Management has determined that the Company has no material unrecognized tax assets or liabilities related to uncertain tax positions as of June 30, 2026 and December 31, 2025. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2026 or December 31, 2025.

Earnings Per Share of Common Stock

The Company computes earnings (loss) per share in accordance with ASC 260. Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share. Basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 were computed using 73,200,000 weighted average shares outstanding.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If impairment exists, a loss is recognized based on the amount by which the carrying amount exceeds fair value. There were no impairment losses recorded for the six months ended June 30, 2026 and 2025.

Advertising and Marketing Expenses

The Company charges the costs of advertising, marketing, and public relations to expense as incurred. For the three months ended June 30, 2026 and 2025, advertising and marketing expenses were $1,538 and $2,359, respectively. For the six months ended June 30, 2026 and 2025, advertising and marketing expenses were $3,768 and $4,837, respectively.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2026 that are of significance or potential significance to the Company.

Note 2 - Going Concern

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and therefore substantial doubt exists about the Company’s ability to continue as a going concern. As of June 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $447,028 and $419,032, respectively.

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

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total assets at period end	$123,906	$134,232
Sales - web related sales	41,611	69,116
Net sales	41,611	69,116
Cost of sales	9,737	11,825
Gross profit	31,874	57,291
General and administrative	8,313	21,265
Consulting	17,508	20,800
Advertising and marketing	3,768	4,837
Professional fees	27,420	31,740
Depreciation and amortization	720	720
Other expense - interest expense	2,110	1,527
Purchases	80	—
Other income	49	—
Net loss	$(27,997)	$(23,598)

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

The Company has a consulting agreement with its President, under which it pays a monthly fee of $4,200. As of June 30, 2026 and December 31, 2025, $183,200 and $159,700, respectively, had been accrued in relation to the consulting agreement and is included in accrued compensation on the balance sheets.

Note 5 - Related Party

The Company has a consulting agreement with its President, whereby the Company pays a monthly fee of $4,200. As of June 30, 2026 and December 31, 2025, $183,200 and $159,700 have been accrued, respectively, related to the consulting agreement, which is included within accrued compensation on the balance sheets. For the three month periods ended June 30, 2026 and 2025, the Company has expensed $12,630 and $12,600, respectively, related to the consulting agreement, of which $4,200 and $4,200, respectively, are recorded within cost of sales and $8,430 and $8,400, respectively, are recorded within consulting expenses on the statements of operations. For the six month periods ended June 30, 2026 and 2025, the Company has expensed $25,398 and $25,200, respectively, related to the consulting agreement, of which $8,400 and $8,400, respectively, are recorded within cost of sales and $16,998 and $16,800, respectively, are recorded within consulting expenses on the statements of operations.

Note 6 - Loan Receivable

The Company made an unsecured loan to one of its customers in the principal amount of $34,940 on October 11, 2022. The loan bore interest at 10% and was due and payable on October 11, 2024.

As of December 31, 2025, the Company’s records reflected a remaining loan receivable balance, including accrued interest, of $1,064. Upon further review, the Company corrected the previously recorded receivable balance through adjustments recorded during the six months ended June 30, 2026. Accordingly, no material loan receivable balance remained outstanding as of June 30, 2026.

Note 7 - Notes Payable

The Company entered into an SBA loan during 2020 with an original principal amount of $50,700  of which $1,000 is not repayable. The note bears interest at 3.75% per annum and matures on June 3, 2050. The SBA announced extended deferment periods for COVID-19 disaster loans, and the Company’s first required payment was due in December 2022. Based on management’s reconstructed amortization schedule and payment history, the outstanding principal balance as of June 30, 2026 and December 31, 2025 was $49,700, all of which was classified as long-term. No amount was classified as current portion as of June 30, 2026 or December 31, 2025. The loan is secured by the assets of the Company.

	June 30, 2026	December 31, 2025
Current portion	$—	$—
Long-term portion	$49,700	$49,700
Total notes payable	$49,700	$49,700

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

The Company’s net loss before income taxes totaled $27,997 and $23,598 for the six months ended June 30, 2026 and 2025, respectively.

The components of the Company’s deferred tax asset and the reconciliation of income taxes, computed at the federal statutory rate of 21% and the Montana state tax rate of 6.75%, to the recorded income tax amount as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Net operating loss carryforward	$447,028	$419,032
Federal tax rate	21.00%	21.00%
State tax rate	6.75%	6.75%
Deferred tax asset	124,050	116,281
Less: valuation allowance	(124,050)	(116,281)
Net deferred tax asset	$—	$—

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

Note 9 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date the financial statements were issued.

On July 23, 2026, the Company was assigned the trading symbol “CPLX” for its common stock for quotation on the OTC Markets. As of the date these financial statements were issued, trading in the Company’s common stock had not commenced.

On July 27, 2026, the Company amended its corporate charter to increase the number of authorized shares of common stock to 250,000,000 shares.

Except for the matters described above, the Company determined that no other subsequent events occurred that required recognition or disclosure in the financial statements.

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

The Company also holds licensing rights and continues to evaluate opportunities to generate revenue from those rights.

Results of Operations

Three and Six Months Ended June 30, 2026 vs. Three and Six Months Ended June 30, 2025

Revenue

Revenue for the three months ended June 30, 2026 was $25,837, compared to $39,761 for the three months ended June 30, 2025. The decrease of $13,924 was primarily attributable to lower multimedia and website design service sales during the 2026 period. Revenue for the six months ended June 30, 2026 was $41,611, compared to $69,116 for the six months ended June 30, 2025, a decrease of $27,505.

Cost of Sales and Gross Profit

Cost of sales decreased to $5,495 for the three months ended June 30, 2026 from $6,643 for the three months ended June 30, 2025, a decrease of $1,148. For the six months ended June 30, 2026, cost of sales was $9,737, compared to $11,825 for the six months ended June 30, 2025, a decrease of $2,088. The decreases were generally consistent with the decline in revenue.

Gross profit decreased to $20,343 for the three months ended June 30, 2026 from $33,118 for the three months ended June 30, 2025, a decrease of $12,775. Gross profit for the six months ended June 30, 2026 was $31,874, compared to $57,291 for the six months ended June 30, 2025, a decrease of $25,417. The decreases were primarily due to lower revenue.

Operating Expenses

Total operating expenses decreased to $38,768 for the three months ended June 30, 2026 compared to $44,416 for the three months ended June 30, 2025, a decrease of $5,648. For the six months ended June 30, 2026, total operating expenses were $57,809, compared to $79,362 for the six months ended June 30, 2025, a decrease of $21,553.

Key changes include:

•	General and administrative expenses decreased to $1,930 from $10,447 for the three-month period and to $8,313 from $21,265 for the six-month period;

•	Consulting expenses decreased to $8,940 from $12,400 for the three-month period and to $17,508 from $20,800 for the six-month period;

•	Advertising and marketing expenses decreased to $1,538 from $2,359 for the three-month period and to $3,768 from $4,837 for the six-month period;

•	Professional fees increased to $26,000 from $18,850 for the three-month period and decreased to $27,420 from $31,740 for the six-month period; and

•	Depreciation and amortization remained consistent at $360 for each three-month period and $720 for each six-month period.

The decrease in operating expenses for the six-month period was primarily driven by lower professional fees, consulting expenses, general and administrative expenses, and advertising and marketing expenses.

Operating Loss

Operating loss increased to $(18,425) for the three months ended June 30, 2026 compared to $(11,298) for the three months ended June 30, 2025. For the six months ended June 30, 2026, operating loss was $(25,935), compared to $(22,071) for the six months ended June 30, 2025. The increased losses were primarily attributable to lower gross profit, partially offset by lower operating expenses.

Other Expense

Interest expense was $1,108 for the three months ended June 30, 2026, compared to $798 for the three months ended June 30, 2025. Interest expense was $2,110 for the six months ended June 30, 2026, compared to $1,527 for the six months ended June 30, 2025. The Company also recognized other income of $49 during the three- and six-month periods ended June 30, 2026. Interest expense was primarily related to the Company's SBA loan and credit card balances..

Net Loss

Net loss for the three months ended June 30, 2026 was $(19,484), compared to $(12,096) for the three months ended June 30, 2025. Net loss for the six months ended June 30, 2026 was $(27,997), compared to $(23,598) for the six months ended June 30, 2025. The increased net losses primarily reflect lower revenue and gross profit and higher interest expense, partially offset by lower operating expenses.

Liquidity and Capital Resources

Six Months Ended June 30, 2026 Compared to December 31, 2025 and Six Months Ended June 30, 2025

As of June 30, 2026, the Company had cash and cash equivalents of $1,621, compared to $4,666 at December 31, 2025. The statement of cash flows reports a net change in cash of $(3,044), attributable to net cash used in operating activities.

Net cash used in operating activities for the six months ended June 30, 2026 was $(3,044), compared to net cash used in operating activities of $(1,400) for the six months ended June 30, 2025. The 2026 amount reflects the net loss, depreciation and amortization, the noncash loan receivable write-off, and changes in accrued compensation and accounts payable and accrued liabilities.

There was no cash provided by or used in investing activities during the six months ended June 30, 2026 or 2025. The $1,064 loan receivable balance at December 31, 2025 was written off as a noncash adjustment during the six months ended June 30, 2026.

There were no financing cash flows reported for the six months ended June 30, 2026 or 2025.

Total assets decreased to $123,906 at June 30, 2026 from $128,735 at December 31, 2025, primarily due to decreases in cash, the loan receivable, and the net carrying amount of vehicles.

Total liabilities increased to $243,934 at June 30, 2026 from $220,766 at December 31, 2025, primarily due to an increase in accrued compensation, partially offset by a decrease in accounts payable and accrued liabilities. The Company's SBA loan balance remained $49,700, all of which was classified as long-term at June 30, 2026.

The Company continues to operate with a stockholders' deficit of $(120,028) as of June 30, 2026, compared to a stockholders' deficit of $(92,032) as of December 31, 2025. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address this through revenue growth and potential financing.

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

The Company may also explore additional marketing channels, including partnerships and outbound sales strategies, to expand its customer base.

Successful execution of the Company's strategy depends on several factors, including:

•	The ability to anticipate and respond to customer demand;

•	The ability to effectively market and deliver services;

•	The ability to secure additional financing; and

•	The ability to compete effectively within the industry.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the six-month period ended June 30, 2026, and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued or sold during the six months that ended June 30, 2026.

Item 3. Defaults upon Senior Securities

No senior securities were issued or outstanding during the six months ended June 30, 2026.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 17, 2026	CERTIPLEX CORPORATION

	By:	/s/ Varton Berian
Varton Berian
Chief Executive Officer

